Form 10-Q
period 2025-09-30
Calisa Acquisition Corp
filed 2025-12-02
CIK 2026767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-42910

Calisa Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

205 W 37th St, New York, NY	10018
(Address of principal executive offices)	(Zip code)

(203) 998-5540

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	ALISU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	ALIS	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-tenth of one ordinary share upon the completion of the Company’s initial business combination	ALISR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 2, 2025, the registrant had 8,427,500 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CALISA ACQUISITION CORP

BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024

ASSETS
Cash	$1,901,988	$1,487
Deferred offering costs	290,301	214,880
Prepaid expenses	2,133	4,266
Total Current Assets	2,194,422	220,633
Total Assets	$2,194,422	$220,633

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$5,452	$46,705
Accrued expenses - related party	10,000	10,000
Due to related party	241,544	90,350
Other payable – related party (Note 5)	1,900,000	-
Total Current Liabilities	2,156,996	147,055
Total Liabilities	2,156,996	147,055

Shareholders’ Equity:
Preference shares, $0.000075 par value; 2,666,666 shares authorized; none issued and outstanding (2)	-	-
Ordinary shares, $0.000075 par value; 266,666,666 shares authorized; 2,475,000 and 2,433,333 shares issued and outstanding at September 30, 2025 and December 31, 2024 (1)(2)	186	183
Additional paid-in capital	201,148	152,817
Accumulated deficit	(163,908)	(79,422)

Total shareholders’ equity	37,426	73,578
Total Liabilities and Shareholders’ Equity	$2,194,422	$220,633

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Note 5 and 7).
(2)	In June 2025, the Company effected a 4-for-3 forward stock split of its issued and unissued shares, reducing the par value from $0.0001 to $0.000075. As a result, the number of authorized shares increased from 2,000,000 to 2,666,666 for preferred shares and from 200,000,000 to 266,666,666 for ordinary shares. The forward split resulted in an aggregate of 2,475,000 shares issued and outstanding as of September 30, 2025. All shares and associated amounts have been retroactively restated to reflect the stock split. (See Note 5)

The accompanying notes are an integral part of the unaudited financial statements.

CALISA ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2025	For The Period From March 11, 2024 (Inception) Through September 30, 2024
	2025	2024
Formation and operating costs	$61,800	$20,600	$84,533	$79,459
Loss from operations	(61,800)	(20,600)	(84,533)	(79,459)

Other Income
Bank interest income	17	-	47	-
Total other income	17	-	47	-

Net loss	$(61,783)	$(20,600)	$(84,486)	$(79,459)

Basic and diluted weighted average ordinary shares outstanding (1)(2)	2,175,000	2,133,333	2,148,291	2,020,915
Basic and diluted net loss per ordinary shares	$(0.03)	$(0.01)	$(0.04)	$(0.04)

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Note 5 and 7).
(2)	In June 2025, the Company effected a 4-for-3 forward stock split of its issued and unissued shares, reducing the par value from $0.0001 to $0.000075. As a result, the number of authorized shares increased from 2,000,000 to 2,666,666 for preferred shares and from 200,000,000 to 266,666,666 for ordinary shares. The forward split resulted in an aggregate of 2,475,000 shares issued and outstanding as of September 30, 2025. All shares and associated amounts have been retroactively restated to reflect the stock split. (See Note 5)

The accompanying notes are an integral part of the unaudited financial statements.

CALIS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	2,433,333	$183	$152,817	$(79,422)	$73,578

Issuance of ordinary shares to underwriter	41,667	3	48,331	-	48,334
Net loss	-	-	-	(22,703)	(22,703)

Balance as of June 30, 2025	2,475,000	$186	$201,148	$(102,125)	$99,209

Net loss	-	-	-	(61,783)	(61,783)

Balance as of September 30, 2025	2,475,000	$186	$201,148	$(163,908)	$37,426

FOR THE THREE MONTH AND THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024 (UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Equity
Balance as of March 11, 2024 (inception)	-	$-	$-	$-	$-

Ordinary shares issued to Sponsor	2,300,000	173	24,827	-	25,000
Issuance of ordinary shares to underwriter	133,333	10	127,990	-	128,000
Net loss	-	-	-	(58,859)	(58,859)

Balance as of June 30, 2024	2,433,333	$183	$152,817	$(58,859)	$94,141

Net loss	-	-	-	(20,600)	(20,600)

Balance as of September 30, 2024	2,433,333	$183	$152,817	$(79,459)	$73,541

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Note 5 and 7).
(2)	In June 2025, the Company effected a 4-for-3 forward stock split of its issued and unissued shares, reducing the par value from $0.0001 to $0.000075. As a result, the number of authorized ordinary shares increased from 200,000,000 to 266,666,666. The forward split resulted in an aggregate of 2,475,000 shares issued and outstanding as of September 30, 2025. All shares and associated amounts have been retroactively restated to reflect the stock split. (See Note 5)

The accompanying notes are an integral part of the unaudited financial statements.

CALISA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30, 2025	For The Period From March 11, 2024 (Inception) Through September 30, 2024

Cash flows from operating activities:
Net loss	$(84,486)	$(79,459)
Adjustments to reconcile net loss to net cash provided by operating activities
Accrued offering costs and expenses	(41,253)	69,459
Accrued expenses - related party	-	10,000
Prepaid expense	2,133	-
Net cash provided by operating activities	(123,606)	-

Cash flows from financing activities:
Proceeds from issuance of EBC founder shares	454	1,450
Proceeds from related party	123,653	-
Other payable – related party	1,900,000	-
Net cash provided by financing activities	2,024,107	1,450

Net change in cash	1,900,501	1,450
Cash, beginning of the period	1,487	-
Cash, end of the period	$1,901,988	$1,450

Supplemental disclosure of noncash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Deferred offering costs paid by related party	$25,089	$44,000
Deferred offering costs included in accrued expenses	$2,452	$19,330
Offering cost charged to additional paid-in capital – EBC founder shares	$47,880	$126,550

The accompanying notes are an integral part of the unaudited financial statements.

CALISA ACQUISITION CORP

Notes to the financial statements (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Calisa Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on March 11, 2024. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsors are Alisa Group Limited, a British Virgin Islands company, and Calisa Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2025, the Company had not commenced any revenue-generating operations. All activity for the period from March 11, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on October 20, 2025. On October 23, 2025, the Company consummated the IPO of 6,000,000 units (the “Units” and with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3, and the sale of 252,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors and EarlyBirdCapital, Inc. (“EBC”), that was closed simultaneously with the IPO.

Transaction costs related to the IPO amounted to approximately $1,957,585, consisting of $1,200,000 of cash underwriting fees and $757,585 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital was fully depleted upon completion of the IPO.

The Company will have until 18 months from the closing of this offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay taxes, if any (less certain amount of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Going Concern Consideration

As of September 30, 2025 and December 31, 2024, the Company had a working capital deficit of $252,875 and $141,302 (excluding deferred offering costs), respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of September 30, 2025 and for the three and nine months then ended, have been prepared in accordance with GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals), considered for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the Company’s audited financials included in Form S-1 filing. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of September 30, 2025 and December 31, 2024, the Company had deferred offering costs of $290,301 and $214,880, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 300,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On October 23, 2025, pursuant to the IPO, the Company sold 6,000,000 units at $10.00 per unit. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. Ten Public Rights entitle the holder to one ordinary share (see Note 7). The Company will not issue fractional shares and only whole shares will trade; accordingly, unless a holder purchased Units in multiples of ten, such holder will not be able to receive or trade fractional shares underlying the Rights. The underwriters were granted a 45-day option to purchase up to 900,000 additional Units to cover over-allotments. Upon closing of the IPO, EBC informed the Company that they did not intend to exercise the over-allotment and provided an over-allotment termination letter on October 27, 2025.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO on October 23, 2025, the Sponsors and EBC purchased an aggregate of 252,500 Private Placement Units (192,500 units purchased by the Sponsors and 60,000 units purchased by EBC and/or its designees) at a price of $10.00 per unit, generating total proceeds of $2,525,000. Each Private Placement Unit consists of one ordinary share and one right (“Private Right”), and ten Private Rights entitle the holder to receive one ordinary share upon completion of the Company’s initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares and EBC Founder Shares

On March 21, 2024, the Sponsors received 1,725,000 of the Company’s ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 225,000 of such founder shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. In June 2025, the Company effected a 4-for-3 stock split of our outstanding shares resulting in there being an aggregate of 2,300,000 founder shares outstanding. Up to 300,000 of such founder shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. All share amounts have been retroactively adjusted. Upon closing of the IPO, EBC informed the Company that they did not intend to exercise the over-allotment and provided an over-allotment termination letter on October 27, 2025.

On April 2, 2024, the Company issued to EBC 100,000 EBC founder shares for a purchase price of $0.0145 per share and an aggregate purchase price of $1,450. As a result of the forward split referred to above, the EBC founder shares became an aggregate of 133,333 EBC founder shares. On June 25, 2025, the Company issued an additional 41,667 EBC founder shares to EBC for a purchase price of $0.0109 per share and an aggregate purchase price of $454. The EBC founder shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the EBC founder shares issued in April 2024 to be approximately $128,000 or $0.96 per share, and the shares issued in June 2025 to be approximately $48,334 or $1.16 per share using the Black-Scholes option pricing model. The Company accounted for the difference between the par value and fair value of the shares as deferred offering cost.

The fair value of the EBC founder shares was estimated at April 2, 2024 and June 25, 2025. The Company used the following assumptions to estimate the fair value of EBC founder shares using Level 3 fair value measurements inputs at the measurement date:

	April 2, 2024	June 25, 2025
Time to expiration	1.91	1.76
Risk-free rate	4.7%	3.8%
Volatility	5.0%	4.1%
Dividend yield	0.0%	0.0%
Probability of completion of business combination	13.4%	11.8%

The Sponsors have agreed, subject to limited exceptions, the founder shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

EBC has also agreed that the EBC founder shares cannot be sold, transferred or assigned (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described herein) until the consummation of an initial business combination.

Other Payable – Related Party

In September 2025, the Company received $1.9 million from Sponsor for the private placement units which related to the IPO which closed on October 23, 2025. $1.7 million was deposited into the Trust on the closing of the IPO in October on behalf of the Sponsor, and the remaining $0.2 million representing an overfunded amount was returned to the Sponsor.

Promissory Note — Related Party

On May 22, 2024, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing.

For three months ended September 30, 2025 and 2024, the Sponsors paid $72,339 and $30,000, respectively, on behalf of the Company.

For nine months ended September 30, 2025, the Sponsors paid $151,194 on behalf of the Company.

During the period from March 11, 2024 (inception) to September 30, 2024, the Sponsors paid $115,350 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares.

As of September 30, 2025 and December 31, 2024, the amount due to the related party was $241,544 and $90,350, respectively.

Initial Accounting Service Fee

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Calisa Holding LP, to assist in including the preparation of financial statements and other accounting consulting services.

During the period from March 11, 2024 (inception) through September 30, 2025, a service fee of $10,000 out of $20,000 of deferred offering costs have been incurred for these services under “accrued expenses – related party”. The remaining service fee of $10,000 will be payable upon filing the Form 8-K disclosing the consummation of the Initial Public Offering.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any Units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement executed on October 20, 2025, in connection with the effectiveness of the Company’s IPO. The agreement requires the Company to register such securities for resale. The holders are entitled to make up to three demands, excluding short-form registration demands, and have certain “piggy-back” registration rights with respect to registration statements filed after completion of a Business Combination. The Company bears the expenses incurred in connection with any such registrations.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. Upon closing of the IPO, EBC informed the Company that they did not intend to exercise the over-allotment and provided an over-allotment termination letter on October 27, 2025.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), paid at the closing of the IPO.

Business Combination Marketing Agreement

The Company will engage EBC as an advisor in connection with the Company’s Business Combination. The services to be provided by EBC will include assisting the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’s attributes, introducing the Company to potential investors that may be interested in purchasing its securities, assisting the Company in obtaining shareholder approval for the Business Combination and assisting the Company with its press releases and certain public filings in connection with the Business Combination. The Company will pay EBC a fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, which shall be payable as follows: (i) 1.5% of the gross proceeds of the offering shall be payable in cash and (ii) 2.0% of the gross proceeds of the offering shall, at the option of the Company, be payable in convertible note, containing customary terms, convertible into ordinary shar six months after the consummation of its initial business combination. If the Company doesn’t complete a business combination, no fee will be due. In addition, the Company will pay EBC a finder fee equal to 1.0% of the consideration issued to a target if the business combination is consummated with a target introduced by EBC.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Calisa Holding LP, to assist in preparing quarterly and annual financial statements beginning after the consummation of the Initial Public Offering. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter.

Administration Fee

Beginning on the effective date of the registration statement, Calisa Holding LP is entitled to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,666,666 shares of preferred shares with a par value of $0.000075 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 266,666,666 ordinary shares with a par value of $0.000075 per share. Holders of ordinary shares are entitled to one vote for each share.

In June 2025, the Company effected a 4-for-3 forward split of the outstanding shares. All share amounts have been retroactively adjusted. As of September 30, 2025 and December 31, 2024, there were 2,475,000 and 2,433,333 ordinary shares issued and outstanding, respectively, of which an aggregate of up to 300,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private shares and EBC Founder Shares ). Upon closing of the IPO, EBC informed the Company that they did not intend to exercise the over-allotment and provided an over-allotment termination letter on October 27, 2025.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right is entitled to receive one-tenth (1/10) of one ordinary share upon consummation of the initial business combination. The Company does not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right is required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial business combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights are not entitled to any redemption proceeds with respect to their rights, and the rights will expire worthless.

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. The Company’s significant expenses were formation and operating costs as detailed below. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include net loss comprised of the following:

	For The Three Months Ended September 30, 2025 (Unaudited)	For The Three Months Ended September 30, 2024 (Unaudited)	For The Nine Months Ended September 30, 2025 (Unaudited)	For The Period From March 11, 2024 (Inception) Through September 30, 2024 (Unaudited)
Formation and operating costs	$61,800	$20,600	$84,533	$79,459

Net loss, which is comprised of formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a business combination within the Business Combination period. The CODM also reviews net loss to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 20, 2025, the registration statement relating to the Company’s IPO was declared effective, and on October 23, 2025, the Company consummated the IPO of 6,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $60,000,000. In connection with the IPO closing, the Company also completed the private placement of 252,500 Private Placement Units for total proceeds of $2,525,000. Additional details regarding the IPO and the Private Placement are included in Notes 1, 3 and 4. On October 27, 2025, the underwriters elected to terminate their over-allotment option and as a result an aggregate of 300,000 Founder Shares will be forfeited by the Sponsors.

On October 21, 2025, of the $1.9 million received from the Sponsor in September 2025 for private placement units, $1.7 million was deposited into the Trust at closing, and the $0.2 million excess was returned to the Sponsor.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Calisa Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial business combination, if any, our shares, debt, or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering (“IPO”). Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended September 30, 2025, we incurred formation and operating costs of $61,800 and generated bank interest income of $17, resulting in a net loss of $61,783.

For the nine months ended September 30, 2025, we incurred formation and operating costs of $84,533 and generated bank interest income of $47, resulting in a net loss of $84,486.

For the three months ended September 30, 2024, we had a net loss of $20,600 related to formation and operating costs.

For the period from March 11, 2024 (inception) through September 30, 2024, we incurred a net loss of $79,459, also related to formation and operating activities.

Liquidity and Capital Resources

On October 23, 2025, we consummated our IPO of Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 252,500 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors and EarlyBirdCapital, Inc. (“EBC”), generating total gross proceeds of $2,525,000.

Following the closing of the IPO, an amount of $60,000,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $600,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Party Transactions

Other Contractual Obligations

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement dated October 23, 2025 requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotments, at the IPO price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the IPO.

On October 27, 2025, the underwriters elected to terminate their over-allotment option.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Calisa Holding LP, to assist in preparing quarterly and annual financial statements commencing following the consummation of the Proposed Public Offering. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter.

Administration Fee

Commencing on the effective date of the registration statement, Calisa Holding LP will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates and all the significant accounting policies are described in the Note 2 of the financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2024, Calisa Holding LP, one of our sponsors, acquired an aggregate of 1,725,000 founder shares for an aggregate purchase price of $25,000. Thereafter, it transferred an aggregate of 1,155,750 founder shares to Alisa Group Limited, our other sponsor. Prior to the initial investment in our company of $25,000 by our sponsors, we had no assets, tangible or intangible. In June 2025, we effected a 4-for-3 forward split of our outstanding shares resulting in there being an aggregate of 2,300,000 founder shares outstanding. The issuance of the foregoing securities was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On October 23, 2025, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share, $0.0001 par value, of the Company and one Right, each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-280565). The The registration statement became effective on October 20, 2025.

Simultaneously with the consummation of the IPO, the Company consummated a private placement (the “Private Placements”) of 252,500 units (“Private Placement Units”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,525,000. The Private Placement Units were purchased by the Company’s sponsors, Alisa Group Limited and Calisa Holding LP, and EarlyBirdCapital, Inc., the representative of the underwriters in the IPO (the “Representative”). The Private Placement Units are identical to the Units sold in the IPO. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or Ordinary Shares or Rights underlying the Private Placement Units, subject to certain customary exceptions, until the completion of the Company’s initial business combination. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 23, 2025, an aggregate of $60,000,000 has been deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.00 per unit sold in the offering, including the over-allotment option).

Transaction costs amounted to $1,957,585, consisting of $1,200,000 of cash underwriting fees, and $757,585 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALISA ACQUISITION CORP

Dated: December 2, 2025	By.	/s/ Hongfei Zhang
Hongfei Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: December 2, 2025	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer
(Principal Financial and Accounting Officer)