Form 10-K
period 2025-12-31
Calisa Acquisition Corp
filed 2026-03-25
CIK 2026767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-42910

CALISA ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

205 W. 37th Street, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

(203) 998-5540

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one ordinary share and one right	ALISU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.000075 per share	ALIS	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-tenth of one ordinary share upon the completion of the Company’s initial business combination	ALISR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of March 25, 2026, 8,427,500 ordinary shares, par value $0.000075 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CALISA ACQUISITION CORP

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) of Calisa Acquisition Corp (the “Company,” “we,” “us,” “our” or “Calisa”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of present or historical fact included in this Annual Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” or similar words. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. You should read statements that contain these words carefully because they:

●	discuss future expectations;

●	contain projections of future results of operations or financial condition; or

●	state other “forward-looking” information.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

All forward-looking statements included herein attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. These cautionary statements are being made pursuant to federal securities laws with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

There may be events in the future that the Company is not able to predict accurately or over which it has no control. The section in this Annual Report entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. These examples include:

●	the Company’s inability to raise sufficient capital to execute its business plan;

●	the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets;

●	the degree of market acceptance and adoption of the Company’s products and services;

●	the Company’s ability to attract and retain customers;

●	the Company’s success in retaining or recruiting officers, key employees or directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment; and

●	factors relating to the business, operations and financial performance of the Company and its subsidiaries.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included herein. Forward-looking statements reflect current views about the Company’s plans, strategies and prospects, which are based on information available as of the date of this Annual Report.

ii

Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements.

Summary of Risk Factors

An investment in our ordinary shares, par value $0.000075 per share (“Ordinary Shares”), and our other securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our Public Shareholders (as defined below) may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by April 23, 2027 may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares (as defined below) or Public Rights (as defined below) potentially at a loss.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Ordinary Shares (as defined below), you will lose the ability to redeem all such shares in excess of 15% of our Ordinary Shares.

●	Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Our ability to complete a business combination may be impacted by the fact that certain of our Sponsors’ (as defined below) limited partners are non-U.S. persons, and a majority of our officers and directors are located in, or have significant ties to, People’s Republic of China (“China” or the “PRC”). This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company.

Risks Related to Our Securities

●	We may issue additional Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

iii

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential targets to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Risks Related to Potentially Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, if we acquire a business located outside the United States in our business combination, our results of operations may be negatively impacted.

●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

●	If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital into Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC laws.

●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete an initial business combination with certain companies, particularly those target companies in China.

●	If any dividend is declared in the future and paid in a foreign currency, you may be disproportionately taxed on what you actually receive.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

●	The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China, which could result in a material change in operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. The Chinese government could establish new policies, regulations, rules or laws affecting the industries that our post-combination entity operates in, which may materially and adversely affect our operations and the value of our Ordinary Shares.

●	In light of recent events indicating greater oversight by the Cyberspace Administration of China (the “CAC”) over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid an initial business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

If we complete our initial business combination with GoodVision AI Inc., as described below, we will also be subject to the risks facing such company to be described in the Registration Statement on Form S-4 we intend to be filed by the Company in connection with its proposed business combination (“Form S-4”).

iv

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on March 11, 2024, as a Cayman Islands exempted company for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

Our sponsors are Alisa Group Limited, a British Virgin Islands company, and Calisa Holding LP, a Delaware limited partnership (each a “Sponsor” and collectively the “Sponsors”), which are affiliated with members of our management team.

On March 21, 2024, Calisa Holding LP acquired an aggregate of 1,725,000 of our ordinary shares par value $0.000075 per share (such ordinary shares generally, the “Ordinary Shares”, such 1,725,000 Ordinary Shares, the “Founder Shares”) for an aggregate purchase price of $25,000. Thereafter, it transferred an aggregate of 1,155,750 Founder Shares to Alisa Group Limited. In June 2025, we effected a 4-for-3 forward split of our outstanding shares resulting in there being an aggregate of 2,300,000 Founder Shares outstanding. Up to 300,000 Founder Shares were subject to forfeiture to the extent that the underwriters in the initial public offering (“IPO” or “Initial Public Offering”) did not exercise their over-allotment option in full. All share amounts have been retroactively adjusted.

On October 23, 2025, the Company consummated the IPO of 6,000,000 Units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”). Each Unit consists of one Ordinary Share and one Right, each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the consummation of the IPO, the Company consummated a private placement of 252,500 units, at a price of $10.00 per unit, generating total proceeds of $2,525,000. The Private Placement Units were purchased by the Sponsors and EarlyBirdCapital, Inc., the representative of the underwriters in the IPO (“EBC”). The Private Placement Units are identical to the Units sold in the IPO. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities, subject to certain customary exceptions, until the completion of the Company’s initial business combination

On October 27, 2025, the underwriters for the IPO elected to terminate their over-allotment option without any portion being exercised. As a result, an aggregate of 300,000 Founder Shares held by the Sponsors were forfeited and cancelled by the Company.

Upon the closing of the Initial Public Offering and the Private Placement, $60,000,000 ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and Private Placement Units in the Private Placement were deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be held as cash or cash demand deposits or invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

On March 6, 2026, we entered into an Business Combination Agreement (the “BCA”) with Calisa Merger Sub, a Cayman Islands exempted company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Goodvision AI Inc., a Cayman Islands exempted company (“Goodvision”). Pursuant to the BCA, Merger Sub will merge with and into Goodvision, the separate corporate existence of Merger Sub will cease, and Goodvision will be the surviving corporation and will continue as a wholly-owned subsidiary of the Company (the “Merger”). For additional information regarding Goodvision, the BCA and the transactions contemplated thereby, see the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2026.

Other than as specifically discussed herein, the rest of this Annual Report assumes that we will not consummate the Transactions with Goodvision and will seek to consummate a business combination with another target business.

Effecting a Business Combination

General

We are not limited to target businesses in any specific industry or geographic location. However, we have focused our search on target businesses in Asia. Nevertheless, we will not consummate our initial Business Combination with an entity or business with China operations consolidated through a variable interest entity (“VIE”) structure. The ownership of our securities by U.S. investors may limit the pool of acquisition candidates we may acquire in China, in particular, due to the relevant PRC laws and regulations against foreign ownership of and investment in certain assets and industries, known as restricted industries. The approval of PRC regulatory agencies may be required in connection with our initial business combination, and if required, we may not be able to obtain such approval. See “Risk Factors – Risks Related to Acquiring and Operating a Business Outside of the United States.” We have generated no revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial Business Combination.

We intend to consummate our initial Business Combination using cash held in the Trust Account, the proceeds from one or more private financings, and our equity as the consideration. If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination (which may include a specified future issuance), and we may complete our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by holders of Public Shares (the “Public Shareholders”), we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, if and only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial Business Combination.

The time ultimately required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our officers and directors, as well as our Sponsors, and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsors and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We intend to engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsors, officers, directors or their affiliates be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial Business Combination with a target business that is affiliated with our Sponsors, officers, directors or their affiliates. In the event we seek to complete our initial Business Combination with a target business that is affiliated with any of the foregoing, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial Business Combination is fair to our company from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Nasdaq Stock Market, LLC (“Nasdaq”) listing rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as a discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete an alternative Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing an initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Redemption Rights

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Ordinary Shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our initial shareholders will terminate any plan established in accordance with Rule 10b5-1 to purchase our Ordinary Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares which are not purchased by our initial shareholders, which number will be based on the requirement that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding Ordinary Shares voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of outstanding Ordinary Shares representing a majority of the voting power of all outstanding Ordinary Shares entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the IPO in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding Ordinary Shares, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 20 days (but not less than 5 clear days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. Our amended and restated memorandum and articles of association provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Ordinary Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to any Ordinary Shares they own in excess of 15% of the shares sold in the IPO (the “Excess Shares”). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some prior blank check companies. In order to perfect redemption rights in connection with their business combinations, some prior blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s share in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the time we have to consummate an initial business combination pursuant to our amended and restated memorandum and articles of association.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our initial business combination within the required time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Rights, which will expire worthless if we fail to complete our initial business combination within the required time period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsors have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if we fail to complete our initial business combination within the required time period. However, if they acquire Public Shares after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted time period.

Our Sponsors, officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the required time period, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our Public Shares

We expect that all costs and expenses associated with implementing our plan of liquidation and dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of liquidation and dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.07. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsors have agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsors will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations and believe that our Sponsors’ only assets are securities of our company. We have not asked our Sponsors to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our Sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsors to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsors to reserve for such indemnification obligations and we cannot assure you that our Sponsors would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the required time period or (ii) if and to the extent that a holder of such Public Shares exercises its right to redeem such Public Shares in connection with a vote to approve (a) an extension of the period of time we have to consummate an initial business combination or (b) an initial business combination itself.

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

In addition, since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will likely spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Facilities

Our executive offices are located at 205 West 37th Street, New York, New York 10018, and our telephone number is (203) 998-5540. Pursuant to an Administrative Services Agreement, until the completion of our initial Business Combination or liquidation, we will pay a monthly fee of $10,000 to Calisa Holding LP for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Additionally, if we consummate our initial business combination with Goodvision, we will be subject to the risks facing such company, which risks would be disclosed in the Form S-4.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a Cayman Islands exempted company with no operating results, and we will not commence operations until obtaining funding through the offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete an initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had a working capital of $503,036. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the offering are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate the offering or our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders have agreed to vote their founder shares and private shares, as well as any public shares purchased in or after the offering (subject to applicable securities laws), in favor of our initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares and private shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we might not be able to meet such closing condition and, as a result, might not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition, each as described above, we might not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders will exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the agreement for our initial business combination requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If the agreement for our initial business combination requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your share in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have completed initial public offerings has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors.

If our initial business combination involves a company organized under the laws the United States, any state thereof or the District of Columbia, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to share repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. For instance, the U.S. Department of the Treasury recently issued interim guidance addressing certain key aspects of the 1% excise tax, pending forthcoming regulations which are expected to be retroactive to January 1, 2023 when finalized. The interim guidance clarified that certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code of 1986). However, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which or whom shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination or in connection with any extension of time to consummate an initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies is subject to continual change. For instance, at various times in recent years, the premiums charged for such policies have increased and the terms of such policies have become less favorable. There can be no assurance that such changes will not occur in the future.

The increased cost of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify coverage as a result of becoming a public company, the post-business combination entity may need to incur greater expense, accept less favorable terms or both. Any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The cost of run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 23, 2027. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any other target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination by April 23, 2027. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share or less in certain circumstances, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If we seek shareholder approval of our initial business combination, our initial shareholders and their affiliates may elect to purchase shares or rights from public shareholders, which may make it more likely that we are able to consummate such initial business combination or reduce the public “float” of our ordinary shares or rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, directors, executive officers, advisors or any of their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market prior to the completion of our initial business combination, although they are under no obligation or duty to do so. Any price paid for such securities may be less (but not more) than the amount a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. In the event that our sponsors, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsors, directors, executive officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or rights or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase securities in such transactions.

The purpose of any such transactions could be to (1) decrease the number of shares to be redeemed thereby leaving more cash available for the post-combination company or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares or public rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 23, 2027 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by April 23, 2027, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by April 23, 2027 for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond April 23, 2027 before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “excess shares.” However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination. Your inability to redeem the excess shares will reduce your influence over our ability to complete our initial business combination. Accordingly, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. As a result, our ability to compete with respect to the acquisition of certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of the offering and the sale of the private units not being held in the trust account are insufficient to allow us to operate until April 23, 2027, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 23, 2027; however, we cannot assure you that our estimate is accurate. If the available funds are not sufficient, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and we may be forced to liquidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share or less in certain circumstances on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsors have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and believe that our sponsors’ only assets are securities of our company. We have not asked our sponsors to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce their indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. For example, they may determine that the cost of such legal action is too high relative to the amount recoverable or that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

Because we are not limited to a particular industry, sector, or geographic region in which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete a business combination with a target business in any industry or sector or geographical location. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares.

We are not required under the securities laws or Nasdaq listing requirements to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required under the securities laws or Nasdaq listing requirements to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we complete a business combination with a single target business, we may be solely dependent on such single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may not be able to complete our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property, or asset, or dependent upon the development or market acceptance of a single or limited number of products, processes, or services.

This lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

Our ability to complete a business combination may be impacted by the fact that certain of our sponsors’ limited partners are non-U.S. persons, and a majority of our officers and directors are located in, or have significant ties to, China. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company.

Certain of our sponsors’ limited partners are non-U.S. persons. In addition, a majority of our directors and officers are located in, or have significant ties to, China. As a result, we may be a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates. This would impact our search for a target company and make it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. We may be considered a “foreign person” under such rules and regulations and any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA and subsequent implementing regulations that are now in force also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business.

In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing, determine to submit a voluntary notice to CFIUS, or proceed with the initial business combination without notifying CFIUS and then bear the risk of CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have until April 23, 2027 to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our rights will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

Risks Related to Our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are traded on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares and rights are listed on Nasdaq, they are covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 266,666,666 ordinary shares, par value $0.000075 per share and 2,666,666 preference shares, par value $0.000075 per share. We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our public shares. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 23, 2027 or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, as of two business days prior to the vote on the proposal to approve such amendment, including interest not released to us to pay taxes, divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness prior to the business combination unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	other disadvantages compared to our competitors who have less debt.

The grant of registration rights to our initial shareholders and EBC may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into concurrently with the initial public offering, holders of the founder shares, EBC founder shares, private units and any units that may be issued upon conversion of working capital loans may demand that we register such units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the founder shares, EBC founder shares, private units and any units that may be issued upon conversion of working capital loans are registered.

Our initial shareholders paid an aggregate of $25,000 for the founder shares, or approximately $0.011 per founder share. As a result of this low initial price, our initial shareholders stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.

As a result of the low acquisition cost of our founder shares, our initial shareholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights have been issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

Our rights may have an adverse effect on the market price of our ordinary shares and make it more difficult to complete our initial business combination.

We have issued rights entitling the holders to receive an aggregate of 600,000 ordinary shares. Simultaneously with the closing of the offering, we issued as part of the private units rights entitling the holders to receive an aggregate of 25,250 ordinary shares. In addition, if our initial shareholders or their affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

To the extent we issue ordinary shares to complete a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon conversion of the rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our rights may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or “GAAP”, or international financial reporting standards as issued by the International Accounting Standards Board, or “IFRS”, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Related to Our Management

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our initial business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with us after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present a target to us instead of our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors have fiduciary responsibilities to dedicate substantially all their business time to their respective affairs and their respective employers. These responsibilities may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our initial business combination.

Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our initial shareholders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders or their respective affiliates. Our initial shareholders are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that acquiring such affiliated entity would be beneficial and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our initial shareholders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsors own an aggregate 2,000,000 founder shares which they paid an aggregate purchase price of $25,000 for. In addition, our sponsors and EBC purchased an aggregate of 252,500 private units at a price of $10.00 per unit ($2,525,000 in the aggregate) in a private placement that will close simultaneously with the closing of the initial public offering. The founder shares and private units will be worthless if we do not complete an initial business combination. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination (subject to applicable securities laws) and (B) not to redeem any founder shares or private shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our initial shareholders. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination.

Our initial shareholders and other insiders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders and their affiliates may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any units or ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by certain of our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome.

Post Business Combination Risks

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

The combined company’s success will ultimately depend upon market acceptance of its products and services, its ability to develop and commercialize existing and new products and services and generate revenues, and its ability to identify new markets for its technology.

Ultimately, the success of the combined company after the business combination is consummated will depend on the acceptance of its products and services in the target markets. We are faced with the risk that the marketplace will not be receptive to its products and services over competing products and that it will be unable to compete effectively. It will face challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges.

We cannot assure investors that the products and services of the company with which we conduct a business combination, or any future products and services, will gain broad market acceptance. If the market for the combined company’s products and services fails to develop or develops more slowly than expected, or if any of the services and standards supported by it do not achieve or sustain market acceptance, its business and operating results would be materially and adversely affected.

If the combined company fails to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements or preferences, its products may become less competitive.

Regardless of our target business’ industry, it will likely be subject to ongoing technological change, evolving industry standards, changing regulations, and changing customer needs, requirements, and preferences. The success of the combined company’s business will depend, in part, on its ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements, features, or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, modifications, and new product features. If the combined company is unable to enhance its products or develop new products that keep pace with technological and regulatory change and changes in customer preferences and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than its products, its business, operating results and financial condition would be adversely affected. Furthermore, modifications to its existing platform, products, or technology would increase its research and development expenses. Any failure of its products and services to operate effectively could reduce the demand for its services, result in customer dissatisfaction and adversely affect its business. This could have a negative impact of the value of the shares held by any shareholders who choose not to redeem their shares in connection with or prior to the business combination.

Technology platforms may not operate properly or as we expect them to operate.

Technology platforms are expensive and complex, their continuous development, maintenance and operation may entail unforeseen difficulties including material performance problems or undetected defects or errors. The combined company may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If the combined company’s technology platform does not function reliably, it may not be able to provide any products or services. Errors could also cause customer dissatisfaction with it, which could cause customers to stop purchasing or working with it. Any of these eventualities could result in a material adverse effect on its business, results of operations and financial condition.

New or changing technologies could cause a disruption in the combined company’s business model, which may materially impact its results of operations and financial condition.

If the combined company fails to anticipate the impact on our business of changing technology, its ability to operate successfully may be materially impaired. Its business could also be affected by potential technological changes. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the ultimate market, causing its business to decline. It may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.

We may face additional and distinctive risks if we enter into a business combination with a business in certain industries, such as technology.

Business combinations with businesses in certain industries, such as technology, may involve special considerations and risks. If we complete our initial business combination with a technology business, the combined company may be subject to the following risks, any of which could be detrimental to us and the business with which we enter into a business combination:

●	If the combined company is unable to keep pace with evolving technology and changes in the technology services industry, its revenues and future prospects may decline;

●	Any business or company with which we enter into a business combination could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services the combined company provides could damage its reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

●	The combined company may not be able to protect its intellectual property and it may be subject to infringement claims; and

●	We and any business or company we acquire may not be able to adapt to the complex and evolving regulatory environment for financial technology services in China.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Related to Acquiring and Operating a Business Outside of the United States

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, the combined company would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that the combined company would be able to adequately address these additional risks. If it were unable to do so, its operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, the combined company’s results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that the combined company may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact its financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on the combined company’s business.

Political events in another country may significantly affect the combined company’s business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact its business in a particular country. For instance, the Russian invasion of Ukraine and the conflict between Israel and Hamas may have short and long term effects on the financial markets and business conditions worldwide.

The economic, political, and social conditions, as well as government policies, of the country in which our potential target’s operations are located could affect our business. The economy in such target’s country may differ greatly from the economies of most developed countries in many respects. Such country’s economic growth may be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such target’s country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect the ability of that target business to become profitable after our initial business combination.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

The combined company’s ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend itself with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact its operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact the combined company’s results.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of the combined company’s material agreements and it may not be able to enforce its legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of the combined company’s future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of the combined company’s assets would be located outside of the United States and some of its officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon the combined company’s directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of its directors and officers under Federal securities laws.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect the combined company’s operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in the offering to evaluate the possible extent of any impact on the combined company’s ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or to which its principal manufacturing or service operations are moved.

If any dividend is declared in the future by the combined company and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that what you actually receive.

If you are a U.S. holder of the combined company’s ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If the combined company’s management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the combined company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws and regulations. If new management is unfamiliar with U.S. laws and regulations, they may have to expend time and resources becoming familiar with such laws and regulations. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect the combined company’s operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, the combined company’s financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

There is no restriction in the geographic location of targets that we can pursue, although we intend to initially focus on target businesses in Asia. In the event that our target business is in Asia, while many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on the combined company’s profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry in which the combined company operates may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking the business and other licenses of the combined company;

●	requiring that the combined company restructure its ownership or operations; and

●	requiring that it discontinue any portion or all of its business.

Any of the above could have an adverse effect on the combined company post-business combination and could materially reduce the value of your investment.

If we effect our initial business combination with a PRC Target Company, we may be subject to certain risks associated with acquiring and operating businesses in the PRC.

We may be subject to certain risks associated with acquiring and operating a business in the PRC in our search for a business combination and operation of any target business with which we ultimately consummate a business combination.

First, certain rules and regulations concerning mergers and acquisitions by foreign investors in the PRC may make merger and acquisition activities by foreign investors more complex and time consuming, including, among others:

●	the requirement that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in certain circumstances in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or the requirement that the antitrust enforcement agency of the State Council (currently the “Antitrust Bureau of the State Administration for Market Regulation”) be notified in advance of any concentration of undertaking if certain thresholds are triggered;

●	the authority of certain government agencies to have scrutiny over the economics of an acquisition transaction and requirement for consideration in a transaction to be paid within stated time limits; and

●	the requirement for mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns to be subject to strict review by the MOFCOM.

Complying with these and other requirements could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to acquire PRC-based businesses. A business combination we propose may not be able to be completed if the terms of the transaction do not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

In addition, the PRC currently prohibits and/or restricts foreign ownership in certain “restricted industries,” including but not limited to, for example, certain value-added telecommunications services. There is no assurance that the PRC government will not apply restrictions in other industries. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company may face various legal and operational risks and uncertainties after the business combination. We will not consummate our initial business combination with an entity or business with China operations consolidated through a VIE structure. As a result, the prohibitions and/or restrictions of foreign ownership in certain “restricted industries” may limit the pool of acquisition candidates we may acquire in China.

Our potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase the combined company’s possible future taxes and thus reduce its net income and the value of a shareholder’s investment. In addition, in the event that, in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on the combined company’s operating results and financial condition.

General corporate governance standards in some countries are weak in that they do not prevent certain business practices that may be harmful to an operating business. Local laws often do not go far enough to prevent improper business practices. In our evaluation of a target business, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to a business combination with that target and that could result in an adverse effect on the combined company’s operations and financial results.

PRC regulations relating to offshore investment activities by PRC residents may limit the combined company’s ability to inject capital in its Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the combined company or otherwise expose the combined company or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, the State Administration of Foreign Exchange of the PRC, or “SAFE” promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or “SAFE Circular 37”. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that the combined company may make in the future. Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents comply with all of the requirements under SAFE Circular 37 or other related rules. Failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject the combined company to fines and legal sanctions, restrict its cross-border investment activities, limit the ability of its wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to it, and it may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, the combined company’s business operations and its ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, the combined company may be subject to a more stringent review and approval process with respect to its foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect its financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Bureau of the State Administration for Market Regulation and other antitrust agencies. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the Rules of the State Council on Declaration Threshold for Concentration of Business Undertakings (as amended on January 22, 2024), pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means.

On August 1, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Antitrust Law of the People’s Republic of China, or the “Decision to Amend the Antitrust Law,” became effective. The Decision to Amend the Antitrust Law strengthens the regulation on the internet platforms, requiring that companies shall not use data and algorithms, technologies, capital advantages, platform rules and other means to engage in monopolistic conduct and also escalates the administrative penalties for monopolistic conduct and for the failure to notify the antitrust agencies on proposed transactions that will lead to concentration of businesses. The State Council Antitrust Enforcement Agency may order to reinstate the original status prior to the concentration and impose a fine on the operators. On March 24, 2023, the SAMR promulgated four regulations ancillary to the Antitrust Law, namely the Review Measures of Concentration of Undertakings, the Provisions on the Prohibition of Monopoly Agreements, the Provisions on the Prohibitions of Acts of Abuse of Dominant Market Positions, and the Provisions on Curbing the Abuse of Administrative Power to Exclude or Restrict Competition, all of which took effect from April 15, 2023. These regulations have, among other things, elaborated the specific requirements under the Antitrust Law, optimized the regulatory and enforcement procedures and imposed more stringent legal responsibilities on the relevant parties. Specifically, the Review Measures of Concentration of Undertakings have clarified the factors to be considered for the recognition of “control” and “implementation of concentration” under the review mechanism of concentration of undertakings, and elaborate the implementation rules regarding the suspension of review. According to the Review Measures of Concentration of Undertakings, where a concentration of undertakings does not meet the threshold for declaration, but there is evidence that the concentration of undertakings has or may have the effect of excluding or limiting competition, the SAMR may order the operators to file the concentration of undertakings. Besides, the Provisions on the Threshold of Filings for Undertaking Concentrations issued by the State Council in 2008, with its latest amendment on January 22, 2024, further adjusts the filing threshold for concentration of undertaking as, during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeded RMB12 billion in the preceding fiscal year and at least two of these operators each had a turnover of more than RMB800 million within China in the preceding fiscal year, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB4 billion in the preceding fiscal year, and at least two of these operators each had a turnover of more than RMB800 million within China in the preceding fiscal year.

Since such provisions are relatively new, uncertainty still remains as to the interpretation and implementation of such laws and regulations. The business combination we contemplate may be considered the concentration of business operators, and, to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to entering into the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If the antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since we must consummate an initial business combination by April 23, 2027, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within the required time period. In that event, we may be required to liquidate.

We may be restricted or prevented from using the proceeds of the offering to acquire a target company in PRC and to utilize our cash flow effectively following our initial business combination, if we or the combined company fail to stay in compliance with relevant PRC foreign exchange regulations. Our substantial ties to China coupled with the existing and any new PRC laws or regulations on cash flows may affect our initial business combination and shareholders adversely.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB-entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of the offering to a PRC target company and the use of such proceeds by the PRC target company. In addition, if we enter into an initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion following that business combination. In the PRC, the SAFE regulates the conversion of RMB into foreign currencies. Currently, Foreign Invested Enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” If we enter into an initial business combination with a PRC target company, we will likely be an FIE as a result of our ownership structure following that business combination. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. Furthermore, our substantial ties to China, coupled with the existing and any new PRC laws or regulations on cash flows. may affect our initial business combination and shareholders adversely. However, the funds held in our trust account are not held in China and are instead held in U.S. dollars in the United States with Continental Stock Transfer & Trust Company acting as trustee. As a result, shareholder redemption rights are not expected to be impacted.

We cannot assure you the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB due to our failure or the combined company’s failure to comply with the PRC’s rules and regulations on currency conversion, which may limit our ability to use the proceeds of the offering in an initial business combination with a PRC target company and the use of the combined company’s cash flow for the distribution of dividends to our shareholders or to fund operations it may have outside of the PRC.

If we choose to acquire a PRC Target Company, our initial business combination may be subject to national security review by the PRC government, and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On March 3, 2011, the Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or “Security Review Regulations,” became effective. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors. On January 18, 2021, the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made pursuant to the National Security Law and the Foreign Investment Law, became effective. The New FISR Measures further expand the scope of national security review on foreign investment, while leaving substantial room for interpretation and speculation. Foreign investors or the relevant parties in China (hereinafter referred to collectively as the “parties concerned”) are required to provide advance notice to the office of the working mechanism relating to a proposed foreign investment within the following categories so that it can consider whether to permit such an investment: (a) military industry, military industrial supporting and other fields relating to the security of national defense, and investments in areas surrounding military facilities and military industry facilities; and (b) important agricultural products, important energy and resources, important equipment manufacturing, important infrastructure, important transport services, important cultural products and services, important information technology and internet products and services, important financial services, key technologies and other important fields relating to national security. Prior to a decision being made by the office of the working mechanism, the parties concerned shall not consummate the proposed investment.

The Security Review Regulations and the New FISR Measures will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations and the New FISR Measures. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete our potential initial business combination, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If, for example, our potential initial business combination is with a PRC Target Company in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since we must complete our initial business combination by April 23, 2027, and if the approval process takes a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination.

Our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures, which became effective on February 15, 2022, amend the Measures for Cybersecurity Review (Draft Revision for Comments) released on July 10, 2021. The New Measures require that certain operators of data processing activities that affect or may affect national security or that handle personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.

If, for example, our potential initial business combination is with a target business operating in the PRC and if the aforementioned laws and regulations mandate clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be obtained on a timely basis or at all, and we may incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since we must complete our initial business combination by April 23, 2027, and if the approval process takes a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete an initial business combination.

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a business combination with a company in China, our compliance obligations include those relating to the Data Protection Act (As Revised) Cayman Islands and the relevant PRC laws in this regard. Non-compliance could result in penalties, delays affecting our ability to timely consummate a business combination, or other significant legal liabilities.

These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. These laws may have a material adverse affect on companies in the PRC being willing to complete a business combination with us, may make it more difficult for us to identify a PRC based company with which to consummate a business combination, and may materially narrow the selection of companies available in the PRC from which we could otherwise complete a business combination without material adverse affects in the absence of the CAC data security restrictions, rules, and regulations.

If, subsequent to the consummation of our initial business combination, we make equity compensation grants to persons who are PRC citizens, they may be required to register with the SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On February 15, 2012, SAFE issued the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules. Under the Share Option Rules, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

Upon consummation of business combination with a PRC Target Company, we may adopt an equity incentive plan and make share option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to the Share Option Rules, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions the combined company may pursue in the future.

On February 3, 2015, the State Administration of Taxation issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Circular 7. SAT Circular 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Circular 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Circular 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets. On October 17, 2017, the State Administration of Taxation issued the Circular on Issues of Withholding of Income Tax of Non-resident Enterprises at Source, or SAT Circular 37, which came into effect on December 1, 2017. SAT Circular 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is known as an indirect transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such indirect transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

The combined company would face uncertainties as to the reporting and other implications of future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. The combined company may be subject to filing obligations or taxed if it is transferor in such transactions, and may be subject to withholding obligations if it is transferee in such transactions, under SAT Circular 7 or SAT Circular 37. As a result, the combined company may be required to expend valuable resources to comply with SAT Circular 7 or SAT Circular 37 or to establish that it should not be taxed under these circulars, which may have a material adverse effect on its financial condition and results of operations.

The Chinese government may be authorized by PRC laws to regulate the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China, which could result in a material change in the operations of the combined company and/or the value of its securities, and could significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of its securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that the post-combination entity is in, it may materially and adversely affect its operations and the value of its ordinary shares.

Our post-combination entity’s ability to operate in China may be influenced by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property, and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

As such, the post-combination entity’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The post-combination entity could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We and our post-combination entity may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we and our post-combination entity will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government and have not received any denial to list on the U.S. exchange, our post-combination operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

PRC laws and regulations governing our post-combination entity’s business operations are still rapidly evolving and subject to interpretation and changes and any changes in such laws and regulations may impair our ability to search for a target business and consummate an initial business combination.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing the post-combination entity’s business and the enforcement and performance of its arrangements with customers in certain circumstances. The laws and regulations are still rapidly evolving and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and the post-combination entity’s business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our post-combination entity’s business.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules may be subject to future changes. Any failure to respond to changes in these laws, regulations and rules in China could materially and adversely affect our business and impede our post-combination entity’s ability to continue its operations.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly and could have a significant impact upon the combined company’s ability to operate profitably in the PRC.

Our post-combination entity may conduct most of its operations and most of its revenue may be generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our post-combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation.

Since a majority of our directors and officers are based in or have significant ties to China, the Chinese government may have potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company. The Chinese government may intervene or influence our operations at any time through our directors and officers who are based in or have significant ties in China, which could result in a material adverse change in our search for a target business and the value of the securities we are offering or in the PRC Target Company’s business operations post-business combination. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to search for a target business and consummate an initial business combination. Currently, even if we do not complete a business combination with a China-based target, these risks may adversely affect us because a majority of our directors and officers are based in or have significant ties to the PRC.

We and our directors and officers who are based in or have significant ties to China may be subject to certain risks relating to regulatory oversight by the PRC government. This may significantly limit our ability to search for targets for our initial business combination. In particular, changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice. The Chinese government may also intervene or influence our search for a target business or the completion of an initial business combination at any time through our directors and officers who are based in or have significant ties to China. This could significantly and negatively impact our search for a target business and the value of the securities we are offering for sale or in the PRC Target Company’s business operations post-business combination.

In addition, the Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas by and/or foreign investment in China-based issuers, and initiated various regulatory actions and made various public statements, some of which are published with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. These existing measures, and additional pending or future new measures which may be implemented, could materially and adversely affect our operations and the operations of any post-business combination company. Furthermore, the Chinese government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a PRC Target Company, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals. These risks could result in a material change in our operations, our search for a target company and/or the value of the securities that we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we do not believe we are required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted or to conduct the offering and offer securities to foreign investors. As of the date of this Annual Report, we and our directors and officers have not applied for or received any permission or approvals for the offering or for our search for an initial business combination target company post offering. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC, the CAC or other PRC governmental authorities required for overseas listings, including the offering and a potential business combination with a target business based in and primarily operating in China. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the offering from the CSRC, the CAC or any other governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for the offering, we or our post-business combination company may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from the offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt the offering before settlement and delivery of our units. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for the offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Currently, since a majority of our directors and officers are based in or have significant ties to China, we face various legal and operational risks and uncertainties related to these significant ties to China even if we do not complete a business combination with a China-based target. These risks could result in a material change in the value of our securities. In addition, these legal and operational risks could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or may result in a material adverse change in our operations which could cause the value of our securities to decline significantly or even be worthless.

The Chinese government may be authorized by PRC laws to regulate a PRC company’s business operations at any time or the offerings conducted overseas and foreign investment in China-based issuers in ways that we cannot expect if we consummate an initial business combination with a PRC Target Company. This could result in a material change in a PRC company’s business operations post business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

The PRC regulatory authorities have in recent years strengthened the oversight on cybersecurity and data privacy. According to the institutional reform plan of the State Council approved by the National People’s Congress on March 10, 2023, the National Data Bureau will be established under the administration of the NDRC. The National Data Bureau will be responsible for, among other things, advancing the development of data-related fundamental institutions, coordinating the integration, sharing, development and application of data resources, and pushing forward the planning and building of a digital China, the digital economy and a digital society. The National Data Bureau was subsequently established in October 2023.

On September 30, 2024, the State Council of China published the Regulations on Network Data Security Administration, which took effect on January 1, 2025. The Regulations on Network Data Security Administration provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to network data security review by the relevant cyberspace administration of the PRC. Network data processing activities refer to the collection, retention, use, processing, transmission, provision, disclosure, deletion, and other activities of network data. Network data processing activities refers to the collection, retention, use, processing, transmission, provision, disclosure, deletion, and other activities of network data. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, implemented the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect China’s national security, are required to conduct a cybersecurity review. Operators, including operators of critical information infrastructure and data processors, who control more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

Effective September 2021, the PRC Data Security Law was promulgated by the Standing Committee of the PRC National People’s Congress, or SCNPC. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. Effective November 1, 2021, the SCNPC adopted the Personal Information Protection Law. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the responsibilities for collection, processing, and use of personal information.

Because laws, regulations, or policies in the PRC could change rapidly in the future, any future action by the PRC government expanding the categories of industries, persons and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability or the ability of the post-combination company to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. Since none of our officers and directors has engaged in data activities or the processing of personal information in China, we believe our officers and directors are in full compliance with the regulations and policies that have been issued by the CAC to date.

Even if we do not undertake an initial business combination with any entity that is based or located in or that conducts its principal business operations in China (including Hong Kong and Macau), our potential target may, or its customers, vendors or business partners may, collect or generate data in China. There is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China; and in the event of such a review, our consummation of a business combination could be materially delayed. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected.

The PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a business combination with a target business based in and primarily operating in China.

The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by special purpose vehicles seeking CSRC’s approval of overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules and the CSRC approval requirement to offshore special purpose vehicles.

On September, 2024, the NDRC and the MOFCOM jointly promulgated the Special Administrative Measure (Negative List) for the Access of Foreign Investment (2024 Version), or the Negative List, which became effective on November 1, 2024. According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors.

Effective March 31, 2023, the CSRC promulgated the Trial Administrative Measures and five supporting guidelines. According to the Trial Administrative Measures, among other requirements, (a) domestic companies that seek to offer or list securities overseas, both directly and indirectly, must comply with the filing procedures of the Trial Administrative Measures with the CSRC. If the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company and be required to comply with the filing procedures: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent fiscal year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; or (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. If a domestic company fails to complete the filing procedure, such domestic company may be subject to administrative penalties.

Based on our understanding of the current PRC laws and regulations in effect at the time of this Annual Report, no prior permission is required under the M&A Rules, the Negative List or the Trial Administrative Measures from any PRC governmental authorities (including the CSRC) for consummating the offering by our company, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this Annual Report are subject to the M&A Rules; and (b) our company is a blank check company incorporated in the Cayman Islands rather than China and currently the company conducts no business in China. However, there remains some uncertainty as to how the M&A Rules, the Negative List or the Trial Administrative Measures will be interpreted or implemented in the context of an overseas offering or if we decide to consummate the business combination with a target business based In and primarily operating in China. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for the offering or for a business combination with a target business based in and primarily operating in China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay the offering or a potential business combination, impose fines and penalties, limit our operations in China or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the offering from the CSRC or any other PRC governmental authorities.

Our company is a blank check company incorporated under the laws of the Cayman Islands. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

If we select a business combination target that operates in the PRC, the approval of the Cybersecurity Review Office (“CRO”), the Central Cyberspace Affairs Commission and/or other PRC authority may be required for our initial business combination under PRC law.

In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures. The New Measures, which became effective on February 15, 2022, amend the Measures for Cybersecurity Review (Draft Revision for Comments) released on July 10, 2021. The New Measures require that certain operators of data processing activities that affect or may affect national security or that handle personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting a business combination. The cybersecurity review might impact the timetable of our initial business combination and the certainty of our initial business combination, if the target company we have identified is subject to the aforementioned cybersecurity related laws and regulations.

As of the date of this Annual Report, we do not identify ourselves as a critical information infrastructure operator. As these regulations were newly issued and the governmental authorities may further enact detailed rules or guidance with respect to the interpretation and implementation of such regulations, it remains unclear whether we will be identified as a critical information infrastructure operator. Subsequent to our initial business combination, we, or our post-combination entity may be identified as a critical information infrastructure operator, and as such, our business activities could become subject to the regulatory framework of Chinese law. Many of these laws and regulations are subject to change and uncertain interpretation. Failure to comply with existing or future laws and regulations related to cybersecurity, information security, privacy and data protection could lead to government enforcement actions, which could include civil or criminal fines or penalties, investigation or sanction by regulatory authorities, private litigation, other liabilities, and/or adverse publicity. Compliance or failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

There remains uncertainty as to how the above-mentioned initiatives will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or further detailed implementation and interpretation related thereto. As we do not have any assets or operations at this time in PRC, we may become subject to such processes, procedures and reviews following an initial business combination with a PRC entity. We will take all reasonable measures and actions to comply with any such laws, regulations or rules that are or come into effect, and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review in the future. During such review, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations. Furthermore, if any such new laws, regulations, rules, or implementation and interpretation require cybersecurity review and clearance or other specific actions to be completed by a potential acquisition target based in the PRC, we may face delays and uncertainties as to whether such clearance can be obtained within the timeframe described in this Annual Report for our initial business combination, and we may be prevented from pursuing certain investment opportunities as a result thereof. In anticipation of the strengthened implementation of cybersecurity laws and regulations and the continued expansion of our business, we face potential risks if we provide or are deemed to provide network products and services to critical information infrastructure operators, or we are deemed as a laws and regulations. In such case, we would be required to follow the relevant cybersecurity review procedures and could be subject to cybersecurity review by the CAC and other relevant PRC regulatory authorities. As of the date of the offering memorandum, we have not been involved in any investigations on cybersecurity review made by the CAC on such basis, and we have not received any inquiry, notice, warning, or sanctions in such respect.

For the further purposes of regulating data processing activities, safeguarding data security, promoting data development and utilization, protecting the lawful rights and interests of individuals and organizations, and maintaining national sovereignty, security, and development interests, the Standing Committee of the National People’s Congress of China, or the SCNPC, published the Data Security Law, which took effect on September 1, 2021. The Data Security Law introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Moreover, the Data Security Law provides a national security review procedure for those data activities which affect or may affect national security and imposes export restrictions on certain data and information. In addition, the Data Security Law also provides that any organization or individual within the territory of the PRC shall not provide any foreign judicial body and law enforcement body with any data without the approval of the competent PRC governmental authorities.

The M&A Rules and certain other People’s Republic of China regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue an acquisition in China.

The M&A Rules and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Antitrust Law requires that the Antitrust Bureau of the State Administration for Market Regulation and other antitrust agencies shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the New FISR Measures issued by the NDRC and MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the office of the working mechanism, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the office of the working mechanism or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to complete our initial business combination.

Substantial uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law and how it may impact our ability to pursue an acquisition in China.

Although we have not identified any potential business combination target or any country in which we may source any target business, we may eventually identify and submit for shareholder approval an initial business combination with a PRC Target Company.

On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaces the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations, and become the legal foundation for foreign investment in the PRC. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment, which came into effect as of January 1, 2020, clarified and elaborated the relevant provisions of the Foreign Investment Law.

The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national treatment with a negative list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law and (iii) foreign investments in business sectors outside of the negative list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to MOFCOM or its local branches.

Substantial uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law and how it may impact our ability to pursue an acquisition in China. This could make it more difficult for us to consummate an initial business combination.

If, after our initial business combination, substantially all of the combined company’s assets will be located in China and substantially all of its revenue will be derived from its operations there, its results of operations and prospects and trading prices of its securities will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China as well as litigation and publicity surrounding China-based companies listed in the United States.

The economic, political and social conditions, as well as government policies, of China, after our initial business combination, could affect the combined company’s business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy, and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and, if we effect our initial business combination, the ability of that target business to become profitable.

We believe that litigation and negative publicity surrounding companies with operations in China that are listed in the United States have negatively impacted stock prices for these companies. Various equity-based research organizations have published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny of the combined company’s assets and operations, in China, if any, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend itself against rumors, decreases and volatility in the trading price of its securities and increased directors and officers insurance premiums and could have an adverse effect upon its business, including its results of operations, financial condition, cash flows and prospects.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on the combined company’s business.

If we effect our initial business combination with a PRC Target Company, a substantial portion of the combined company’s operations may be conducted in China, and a significant portion of its net revenues may be derived from customers where the contracting entity is located in China. Accordingly, after our initial business combination, the combined company’s business, financial condition, results of operations and prospects and certain transactions it may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause the combined company’s potential customers to delay or cancel their plans to purchase its services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on the combined company’s business and results of operations.

If we successfully consummate our initial business combination with a PRC Target Company, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit an operating company in China to pay dividends to its parent company only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations.

In addition, if we consummate an initial business combination with a PRC Target Company, our operating company in China would be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our post-business combination operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we merge with a China-based operating company, then PRC regulation on loans to, and direct investment in, PRC entities by offshore holding companies and governmental control in currency conversion may delay or prevent the post-combination company from making loans to or making additional capital contributions to the PRC entity, if any, which could materially and adversely affect its liquidity and its ability to fund and expand its business.

We are an exempted company incorporated in the Cayman Islands with limited liability structured as a blank check company and may conduct our post-business combination operations in China through a PRC entity. As permitted under PRC laws and regulations, the combined company may make loans to that PRC entity subject to the approval from governmental authorities and limitation of amount, or it may make additional capital contributions to that PRC entity. Furthermore, loans by the combined company to that PRC entity to finance its activities cannot exceed the difference between their respective total project investment amount and registered capital or a multiple of 2.5 times their net worth and capital contributions to that PRC entity will be subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System and registration with other governmental authorities in China.

The SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the SAFE will permit such capital to be used for equity investments in the PRC in actual practice. The SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit the combined company’s ability to transfer any foreign currency it holds, including the net proceeds from the offering, to its PRC entity, which may adversely affect its liquidity and its ability to fund and expand its business in the PRC.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that the combined company will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by it to its PRC entity or with respect to future capital contributions by it to its PRC entity. If we merge with a China-based operating company, and if we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from the offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand the post-combination company’s business.

If we successfully consummate a business combination with a target business with primary operations in the PRC, the combined company will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, the combined company may rely on dividends and other distributions from its operating company to provide it with cash flow and to meet its other obligations. Current regulations in China would permit its operating company in China to pay dividends to it only out of the operating company’s accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations.

In addition, the operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Each of the combined company’s PRC subsidiaries, as a foreign invested enterprise, is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at its discretion. Such cash reserve may not be distributed as cash dividends. In addition, if the operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

The foregoing rules may subject the combined company to restrictions on dividend payments following consummation of our initial business combination and impact its ability to effectively utilize its cash flow.

Governmental control of currency conversion may limit our ability to utilize our net revenue effectively and affect the value of your investment.

Following our initial business combination with a PRC target company, the combined company will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of RMB into foreign currencies. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China.

Under PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Under existing exchange restrictions, without prior approval of SAFE, cash generated from PRC subsidiaries in China may be used to pay dividends.

However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not pay dividends in foreign currencies to our shareholders.

PRC regulatory authorities could impose further restrictions on the convertibility of RMB. Any future restrictions on currency exchanges may limit our ability to use the proceeds of the offering in an initial business combination with a PRC target company and the use the combined company’s cash flow for the distribution of dividends to its shareholders or to fund operations it may have outside of the PRC.

If we merge with a China-based operating company, then there are significant uncertainties under the PRC Enterprise Income Tax Law relating to the withholding tax liabilities of the PRC entity, and dividends payable by the PRC entity to an offshore entity may not qualify for certain treaty benefits.

Under the PRC Enterprise Income Tax Law (“PRC EIT Law”) and its implementation rules, if following our initial business combination the combined company is a non-resident enterprise, that is, an enterprise lawfully incorporated pursuant to the laws of a foreign country (region) that has an office or premises established in China with no actual management functions performed in China, or an enterprise that has income derived from or accruing in China although it does not have an office or premises in China, the combined company will be subject to a withholding tax rate of 10%. Under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the taxpayer needs to satisfy certain conditions to utilize the benefits under a tax treaty, including but not limited to (1) the taxpayer must be the beneficial owner of the relevant dividends and (2) the corporate shareholder to receive dividends from the PRC entity must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, under Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, which took effect on April 1, 2018, a “Beneficial Owner” shall mean a person who has ownership and control over the income and the rights and property from which the income is derived. To determine the “beneficial owner” status of a resident of the treaty counterparty who needs to take advantage of the tax treaty benefits, a comprehensive analysis must be carried out, taking into account actual conditions of the specific case.

Entitlement to a lower tax rate on dividends according to tax treaties or arrangements between the PRC central government and governments of other countries or regions is subject to Announcement of State Taxation Administration on Promulgation of the Administrative Measures on Non-resident Taxpayers Enjoying Treaty Benefits, or Circular 35. Circular 35 provides that non-resident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax. Instead, non-resident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities.

In addition, in response to the persistent capital outflow in China and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and SAFE promulgated a series of capital control measures in the subsequent months, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the combined company’s ability to pay dividends or to make other kinds of payments following our initial business combination could materially and adversely limit the combined company’s ability to grow or to make investments or acquisitions that could be beneficial to its business, pay dividends or otherwise fund and conduct its business.

U.S. laws and regulations, including the HFCAA and the AHFCAA, may restrict or eliminate our ability to complete a business combination with certain companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the HFCAA and AHFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time-consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a report on its determinations that it was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by Chinese authorities in those jurisdictions. The PCAOB made its determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While significant, uncertainties still exist as to how the Statement of Protocol will be implemented and whether the applicable parties will comply with the framework.

Our auditor MaloneBailey, LLP is headquartered in Houston, TX, and was not identified in the PCAOB’s report as a firm subject to the PCAOB’s determination. However, if it is later determined that the PCAOB is unable to inspect or investigate completely the combined company’s auditor because of a position taken by an authority in a foreign jurisdiction (including, without limitation, PRC government), the combined company will be required by the HCFAA and, if enacted, the AHFCAA, to delist from Nasdaq because the PCAOB is unable to conduct inspections on such auditor, and the combined company’s securities are unable to be listed on another securities exchange by the time of such potential delisting, then such a delisting would substantially impair your ability to sell or purchase the securities of the combined company (if you do not redeem your shares at the time of the business combination or at another time when redemption is permitted) when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of the combined company’s securities.

In the event that we complete a business combination with a company with substantial operations in a foreign jurisdiction, such as a PRC Target Company, and any of the legislative actions or regulatory changes discussed above were to proceed in ways that are detrimental to issuers based in that jurisdiction, it could cause the combined company to fail to be in compliance with U.S. securities laws and regulations, it could cease to be listed on a U.S. securities exchange, and U.S. trading of its shares could be prohibited. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination, the combined company’s access to the U.S. capital markets and the price of our or the combined company’s shares.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain businesses.

General Risk Factors

Unanticipated changes in our or the combined company’s effective tax rate or challenges by tax authorities could harm our or its future results.

We or the combined company may become subject to income taxes in various other jurisdictions in the future. Our or the combined company’s effective tax rate could be adversely affected by changes in the allocation of our or its pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our or its deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our or the combined company’s effective tax rate would adversely affect our or its operating results. In addition, we or the combined company may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. Holders.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our securities, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election possibly would be unavailable with respect to our rights. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Upon the closing of the offering, our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States. As a result, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited. You should consider these factors carefully before deciding whether to invest in our securities.

Because some of our officers and directors are residents of China, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

Our Chairwoman of the Board, Na Gai, and one of our directors, Jun Zhang, are residents of China. China has no arrangement for the reciprocal enforcement of judgments with the United States. PRC courts may only recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. This is reflected in a number of bilateral treaties signed by China, which provide that lack of jurisdiction of the judgment court can be a ground for refusal to enforce the foreign judgment. Further, a foreign judgment cannot be recognized and enforced in China if a Chinese court has rendered a judgment on the same subject matter or recognized and enforced another foreign judgment or arbitral award on the same subject matter. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. China has no treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. As a result, it may be difficult for investors to effect service of process within the United States upon us or our Chairman and our directors who are residents of China, or to enforce judgments in China (including Hong Kong and Macau) that are obtained in U.S. courts against us or such individuals, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Even with proper service of process, the enforcement of judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws would be extremely difficult given the PRC Civil Procedures Law and the lack of a treaty or principles of reciprocity providing for the recognition and enforcement of U.S. judgments. Furthermore, there would be added costs and issues with bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against us or our officers and directors, and they still may be fruitless.

We have been advised by our Cayman Islands legal counsel that it is uncertain whether the courts of the Cayman Islands will allow shareholders of our company to originate actions in the Cayman Islands based upon securities laws of the U.S. In addition, there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits of the underlying dispute based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, was not obtained by fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). The courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a U.S. company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. These governing bodies may seek to change laws and regulations, as well as adopt new policies, including tariffs and other economic policies, that could negatively impact us or a target business with which we seek to consummate an initial business combination. We will also be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations and ability to consummate our initial business combination. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held in demand deposit or cash accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 23, 2027 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Even if we do invest the proceeds as discussed above, we nevertheless could be deemed to be subject to the Investment Company Act.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

As indicated above, we must consummate an initial business combination by April 23, 2027. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the offering and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash or in an interest bearing demand deposit account.

To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the trust account than we would earn if the trust account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless. If the facts and circumstances relating to our status as an investment company change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our rights would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Accordingly, until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks, including First Republic Bank. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a blank check company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable target businesses for a business combination. Therefore, we do not consider that we face significant cybersecurity risk. Nevertheless, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations. These include, but are not limited to, internal reporting, monitoring and detection tools and anti-virus software. We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various potential cybersecurity matters, including areas of emerging risks, incidents and industry trends, and other areas of importance. We may in the future engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our existing cybersecurity processes.

ITEM 2. PROPERTY

Our executive offices are located at 205 West 37th Street, New York, New York 10018, and our telephone number is (203) 998-5540. Pursuant to an Administrative Services Agreement, until the completion of our initial Business Combination or liquidation, we will pay a monthly fee of $10,000 to Calisa Holding LP for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Ordinary Shares, Rights and Units are listed on the Nasdaq Stock Market LLC under the symbols “ALIS,”, “ALISR and “ALISU,” respectively.

Holders

As of December 31, 2025, there was 6 holders of our shares of Ordinary Shares, 4 holders of our units, and 1 holder of record of our Rights.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by our outstanding preferred stock and covenants of any existing and future outstanding indebtedness. We do not anticipate declaring any cash dividends to holders of Ordinary Shares in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 21, 2024, Calisa Holding LP acquired an aggregate of 1,725,000 founder shares in exchange for a total capital contribution of $25,000. Thereafter, it transferred an aggregate of 1,155,750 founder shares to Alisa Group Limited. In June 2025, we effected a 4-for-3 forward split of our outstanding shares resulting in there being an aggregate of 2,300,000 founder shares outstanding. Up to 300,000 founder shares are subject to forfeiture if the underwriters’ over-allotment is not exercised in full or in part. On April 2, 2024, we also issued to EarlyBirdCapital, Inc. and its designees an aggregate of 100,000 ordinary shares for an aggregate purchase price of $1,450, or approximately $0.014 per share. As a result of the forward split referred to above, such shares became an aggregate of 133,333 EBC founder shares. We subsequently issued an additional 41,667 EBC founder shares to EBC in June 2025 for an aggregate purchase price of $454, or approximately $0.0109 per share, resulting in an aggregate of 175,000 EBC founder shares. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 23, 2025, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share and one Right, each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. EarlyBirdCapital acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-280565). The registration statement became effective on October 20, 2025.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 252,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,525,000. The Private Placement Units were purchased by the sponsors and EarlyBirdCapital. The Private Placement Units are identical to the Public Units sold in the Initial Public Offering. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except to certain transferees) until after the completion of the Company’s initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The underwriters in the IPO elected to terminate their over-allotment option and hence an aggregate of 300,000 Founder Shares were forfeited by the Sponsors.

Transaction costs amounted to $1,960,106, consisting of $1,200,000 of cash underwriting fees, and $760,106 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through December 31, 2025 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on investments held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For year ended December 31, 2025, we had a net income of $245,454, which consists of a loss of $190,582 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $429,224 and bank interest income of $6,812.

For the period from March 11, 2024 (inception) through the year ended December 31, 2024, we had a net loss of $79,422, which consists of a loss of $79,459 derived from formation and operating costs offset by bank interest income of $37.

Liquidity, Capital Resources and Going Concern

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

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Calisa Holding LP, to assist in preparing quarterly and annual financial statements commencing following the consummation of the Proposed Public Offering. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. This agreement was terminated in November 2025, and the Company no longer incurs fees under this arrangement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the members of our board of directors and our executive officers as of the date of this Annual Report:

Name	Age	Position
Na Gai	38	Chairwoman of the Board of Directors
Hongfei Zhang	61	Chief Executive Officer
Jing Lu	60	Chief Financial Officer
Lawrence Leighton	90	Independent Director
Wei Li	46	Independent Director
Jun Zhang	61	Independent Director

Na Gai, our Chairwoman, has served as the executive president for Shenzhen Guoxing Capital Co., Ltd., an asset management and investment company based in China, since September 2015. She has also served as Chairwoman of Bowen Acquisition Corp since its inception in February 2023. Ms. Gai also served as a partner of Hunan Zhongsheng Hongcheng Investment Management Partnership (LP), a private equity investment company based in China, from February to May 2017. Ms. Gai received a bachelor degree of Business Administration from The Open University of China and an accounting diploma from Changsha University of Science & Technology. Ms. Gai is a Chinese citizen. We believe Ms. Gai is well-qualified to serve as a member of our board of directors due to her experience, contacts and relationships.

Hongfei Zhang, our Chief Executive Officer, has been the managing partner of Knightsbridge Investment Group, a private equity and venture capital firm investing in technology, biotech and consumer related business, and the managing partner and co-founder of HEY Capital, an investment company investing in CMBS, since 2012. He currently serves on the board of several technology companies and is the chairman for YoujiVest technology, an ESG data and analytics company. Mr. Zhang is Vice Chair of Tsinghua Entrepreneur and Executive Club. From 2002 to 2012, he served as Managing Director and Chief Risk Officer of Dexia Group, a Franco-Belgian financial institution. From 2001 to 2002, Mr. Zhang worked for Deutsche Bank as Vice President. Before 2001, he was a Director of Nationwide Insurance Enterprise. Prior to his financial industry career, Mr. Zhang was a Professor at Ball State University and University of Texas at Austin. He was also a research fellow at Argonne National Laboratory. He received his PhD in mathematics from Delft University of Technology, the Netherlands and a B.S. in applied mathematics from Tsinghua University, China. He is also a Chartered Financial Analyst (CFA) and has a PhD in mathematics.

Dr. Jing Lu, our Chief Financial Officer, has more than 20 years of experience in the financial service industry. Most recently, she served as Chief Financial Officer of Keyarch Acquisition Corporation, a Special Purpose Acquisition Company, from March 2021 until April 2024, when Keyarch successfully completed its initial business combination with ZOOZ Power Ltd. (NASDAQ and TASE: ZOOZ). She has also been Chief Financial Officer of Bowen Acquisition Corp since July 2023. From 2019 to 2021, Dr. Lu served as Chief Investment Officer for the New Hope Fertility Center (NHFC), sourcing and managing private equity investments, bank loans and government PPP loans. Dr. Lu also served as a Managing Director and then Chief Operating Officer of China Bridge Capital International Inc., a private equity/venture capital investment advisory company specializing in innovative technologies from 2017 to 2019. Prior to China Bridge Capital, Dr. Lu was President of ACE AV Consulting Inc. from 2005 to 2017. She was an Executive Director at CIBC World Markets in 2001 working on corporate securities. Between 1998 and 2001, she worked at the Federal Reserve Bank of New York as a bank regulator and supervisor, working on Basel Capital Accords as well as examining the banks’ implementation of the Basel Accords. Before moving to New York, Dr. Lu was a professor of economics at York University in Canada for four years, specializing her teaching and research in Macroeconomics, Institutional Economics, and Econometrics. Dr. Lu received a Ph.D. and M.A. in Economics from Western University in Canada, a Graduate Certificate in Economics from the People’s University in China, and a B.A in World Economy from Fudan University in China. Dr. Lu is a U.S. citizen and resident of the State of New York

Lawrence Leighton, one of our independent directors, is a seasoned international investment banker with approximately 50 years of experience. He has worked with many major international companies throughout his career, including Pernod Ricard SA (ENXTPA: RI) and Verizon Communications Inc. (NYSE: VZ). Mr. Leighton has served as a Managing Director of Bentley Associates, a boutique investment bank, since 1997. In 1989, he became President and Chief Executive Officer of UI USA, the U.S. subsidiary of Union d’Ètudes et d’Investissements, the merchant banking arm of Credit Agricôle, the largest bank in France. From 1982 to 1989, Mr. Leighton served as a Managing Director of Chase Bank. Previously, he was a Limited Partner at Bear, Stearns & Co., focusing on international mergers and acquisitions. Starting in 1974, he was with Norton Simon as the Director of Strategic Planning/Mergers & Acquisitions. Before Norton Simon, Mr. Leighton was with Clark, Dodge & Co. where he became Co-Head of the Corporate Finance Department. He was formerly a member of the board of directors of Bon Natural Life Limited, a natural products and ingredients business. He has also been a member of the board of directors of Bowen Acquisition Corp since July 2023 and of Fitell Corporation, an online retailer of gym and fitness equipment, since August 2023. Mr. Leighton received a B.S.E. degree from Princeton University and an M.B.A. from Harvard Business School. Mr. Leighton is a U.S. Citizen. We believe Mr. Leighton is well-qualified to serve as a member of our board of directors due to his experience, contacts and relationships.

Wei Li, one of our independent directors, has five years of Wall Street experience at 1st-tier financial institutions including Barclays Capital and HSBC. Ms. Li is the co-founder and has served as CEO of Hyatt Capital Management, a private investment fund and financial service company dedicated in impact investing in the Asian pacific area, since 2018. She has also been a member of the board of directors of Bowen Acquisition Corp since July 2023. Previously, Ms. Li served as Managing Director and Head of Structured Finance at China Renaissance (HK.1911), a leading boutique investment bank in Hong Kong, Shanghai and Beijing (where she was based during her time there), from 2016 to 2018. She was Executive Director & Head of Private Credit Investment at CITIC Securities (SH.600030), an investment bank, from 2011 to 2016. Ms. Li received a M. Phil degree in Land Economy from the University of Cambridge and is a Ph.D candidate from University of Rochester. Ms. Li is a CFA charter-holder. We believe Ms. Li is well-qualified to serve as a member of our board of directors due to her experience, contacts and relationships.

Jun Zhang, one of our independent directors, has served as Senior Partner and Associate Director at Mazars (Shenzhen Branch) since 2000. Mr. Zhang also founded Shenzhen Zhonghuan Certified Public Accountants Co., Ltd, an accounting firm, in 2009 and has served as Chairman since its founding. He has also been a member of the board of directors of Bowen Acquisition Corp since July 2023. From 1994 to 2000, he served as Partner and Associate Director at Shenzhen Wenwu Accounting Firm. From 1989 to 1994, he was the Senior Manager at Shenzhen Shekou Zhonghua Accounting Firm. He served as Project Manager at Wuhan Accounting Firm of Wuhan Finance Bureau from 1986 to 1989. Mr. Zhang received a Master’s degree in Management from Zhongnan University of Economics and Law and Bachelor’s degree in Financial Accounting from Jianghan University. He is a CPA in China. Mr. Zhang is a Chinese citizen. We believe Mr. Zhang is well-qualified to serve as a member of our board of directors due to his experience, contacts and relationships.

Role of Board in Risk Oversight

One of the key functions of the board of directors is informed oversight of our risk management process. The board of directors does not currently have a standing risk management committee, but administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure and the board of directors’ Audit Committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps management takes to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. The Company’s Compensation Committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Lawrence Leighton, Wei Li and Jun Zhang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Effective October 20, 2025, we formed an audit committee of the board of directors. Lawrence Leighton, Wei Li and Jun Zhang serve as members of our audit committee, with Jun Zhang serving as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Jun Zhang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Effective October 20, 2025, we formed a compensation committee of the board of directors. Lawrence Leighton, Wei Li and Jun Zhang serve as members of our compensation committee, with Lawrence Leighton serving as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of our independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

The board of directors has adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. In the event the Company makes any amendments to, or grants any waiver from, a provision of the code that applies to its principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC or Nasdaq rules, the Company will disclose such amendment or waiver and reasons therefore in a Current Report on Form 8-K as required by SEC rules.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors has received any cash compensation for services rendered to us. Commencing October 21, 2025 through the acquisition of a target business, we pay Calisa Holding LP an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services.

Other than as described elsewhere in this Annual Report, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. In addition, our officers, directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary shares
Alisa Group Limited(2)	1,468,975	17.4%
Calisa Holding LP(3)	723,525	8.6%
Na Gai(4)	—	—
Hongfei Zhang(4)	—	—
Jing Lu (4)	—	—
Lawrence Leighton(4)	—	—
Wei Li(4)	—	—
Jun Zhang(4)	—	—
All executive officers and directors as a group (6 individuals)(2)(3)	2,192,500	26.0%
Karpus Management, Inc.(5)	500,375	5.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Calisa Acquisition Corp, 420 Lexington Avenue, Room 2446, New York NY 10170.

(2)	Alisa Group Limited is the record holder of the founder shares and private shares reported herein. Na Gai is the sole director and shareholder of Alisa Group Limited. Accordingly, she is deemed to be the beneficial owner of such shares.

(3)	Calisa Holding LP is the record holder of the founder shares and private shares reported herein. Calisa Management LLC is the managing member of Calisa Holding LP and Dahe Zhang is the manager of Calisa Management LLC. Accordingly, Dahe Zhang is deemed to be the beneficial owner of such shares.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in Calisa Holding LP.

(5)	The address of Karpus Management is 183 Sully’s Trail, Pittsford, NY 14534. Information derived from a Schedule 13G filed on February 13, 2026.

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares and EBC Founder Shares

Calisa Holding LP, one of our sponsors, acquired an aggregate of 1,725,000 founder shares for an aggregate purchase price of $25,000. Thereafter, it transferred an aggregate of 1,155,750 founder shares to Alisa Group Limited, our other sponsor. In June 2025, we effected a 4-for-3 forward split of our outstanding shares resulting in there being an aggregate of 2,300,000 founder shares outstanding. Up to 300,000 of the founder shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. Upon closing of the IPO, EBC informed the Company that they did not intend to exercise the over-allotment and provided an over-allotment termination letter on October 27, 2025 and as a result, 300,000 founder shares were cancelled.

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

Promissory Note — Related Party

On May 22, 2024, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the Initial Public Offering. No amounts were drawn under the Promissory Note and it was cancelled at the time of the IPO.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing.

As of December 31, 2025 and December 31, 2024, the amount due to the related party was $0 and $90,350, respectively.

Initial Accounting Service Fee

The Company engaged Ascendant Global Advisors Inc., an affiliate of Calisa Holding LP, to assist in including the preparation of financial statements and other accounting consulting services.

During the period from March 11, 2024 (inception) through December 31, 2025, a service fee of $20,000 out of $20,000 of deferred offering costs have been incurred for these services under “accrued expenses – related party”.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Lawrence Leighton, Wei Li and Jun Zhang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our Initial Public Offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our Ordinary Shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to MaloneBailey LLP, for services rendered.

The firm of to MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of initial registration, Initial Public Offering, and year-end financial statements and interim review of the financial information included in our registration statement or Form 10-Q for the respective periods. The aggregate fees billed by MaloneBailey for professional services rendered for the audit for the year ended December 31, 2025 and for the period from March 11, 2024 (inception) through December 31, 2024 totaled $118,450 and $91,950, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for audit-related services for the year ended December 31, 2025 and for the period from March 11, 2024 (inception) through December 31, 2024.

All Other Fees. There were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above for the year ended December 31, 2025 and for the period from March 11, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our audit committee was formed in connection with the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:
(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description

2.1	Agreement Plan of Merger, dated March 6, 2026, by and among Calisa Acquisition Corp, Calisa Merger Sub and GoodVision AI Inc.+

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Ordinary Share Certificate.**

4.3	Specimen Rights Certificate.**

4.4	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.

10.1	Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.*

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement between the Company and certain security holders.*

10.4	Private Placement Units Purchase Agreement between the Registrant and Alisa Group Limited.*

10.5	Form of Indemnification Agreement.*

10.6	Administrative Services Agreement.*

10.7	Form of Share Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*

10.8	Private Placement Units Purchase Agreement between the Registrant and Calisa Holding LP.*

14	Code of Ethics.**

19.1	Insider Trading Policy.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 23, 2025.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-280565).
+	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2026. Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2026.

CALISA ACQUISITION CORP

By:	/s/ Hongfei Zhang
Hongfei Zhang
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Na Gai	Chairwoman	March 25, 2026
Na Gai

/s/ Hongfei Zhang	Chief Executive Officer (Principal Executive Officer)	March 25, 2026
Hongfei Zhang

/s/ Jing Lu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2026
Jing Lu

/s/ Lawrence Leighton	Director	March 25, 2026
Lawrence Leighton

/s/ Wei Li	Director	March 25, 2026
Wei Li

/s/ Jun Zhang	Director	March 25, 2026
Jun Zhang

CALISA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Calisa Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Calisa Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025 and for the period from March 11, 2024 (inception) through December 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31 2025 and for the period from March 11, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024

Houston, Texas

March 25, 2026

CALISA ACQUISITION CORP

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$459,048	$1,487
Deferred offering costs	-	214,880
Prepaid expenses	129,174	4,266
Total Current Assets	588,222	220,633
Cash and investments held in trust account	60,429,224	-
Total Assets	$61,017,446	$220,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued offering costs	$78,973	$21,839
Accrued expenses	15	24,866
Accrued expenses – related party	6,198	10,000
Due to related party	-	90,350

Total Current Liabilities	85,186	147,055
Total Liabilities	85,186	147,055

Commitments and contingencies
Ordinary shares subject to possible redemption 6,000,000 and 0 shares at a redemption value of $10.07 and $0 per share as of December 31, 2025 and 2024, respectively	60,429,224	-

Shareholders’ Equity:
Preference shares, $0.000075 par value; 2,666,666 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.000075 par value; 266,666,666 shares authorized; 2,427,500 and 2,433,333 shares issued and outstanding as of December 31, 2025 and 2024, respectively(excluding 6,000,000 shares subject to redemption)	182	183
Additional paid-in capital	336,822	152,817
Retained earnings (Accumulated deficit)	166,032	(79,422)

Total Shareholders’ Equity	503,036	73,578
Total Liabilities and Shareholders’ Equity	$61,017,446	$220,633

The accompanying notes are an integral part of the financial statements.

CALISA ACQUISITION CORP

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Formation and operating costs	$(190,582)	$(79,459)
Loss from operations	(190,582)	(79,459)

Other income
Bank interest income	6,812	37
Interest earned on cash and investments held in Trust Account	429,224	-
Total other income	436,036	37

Net income (loss)	$245,454	$(79,422)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,150,685	-
Basic and diluted net income (loss) per share, ordinary shares subject to redemption	$0.07	$-
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	2,203,219	2,049,099
Basic and diluted net income (loss) per share, ordinary shares, non-redeemable	$0.07	$(0.04)

The accompanying notes are an integral part of the financial statements.

CALISA ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 11, 2024 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	2,300,000	173	24,827	-	25,000
Issuance of ordinary shares to underwriter	133,333	10	127,990	-	128,000
Net loss	-	-	-	(79,422)	(79,422)
Balance as of December 31, 2024	2,433,333	183	152,817	(79,422)	73,578
Issuance of ordinary shares to underwriter	41,667	3	48,331	-	48,334
Proceeds from sale of public units	6,000,000	450	59,999,550	-	60,000,000
Proceeds from sale of 252,500 private units	252,500	19	2,524,981	-	2,525,000
Underwriter’s commission	-	-	(1,200,000)	-	(1,200,000)
Transfer of other offering costs to APIC	-	-	(760,106)	-	(760,106)
Reclassification of ordinary shares subject to possible redemption to temporary equity	(6,000,000)	(450)	(59,125,550)	-	(59,126,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	1,930,704	-	1,930,704
Forfeiture of ordinary shares	(300,000)	(23)	23	-	-
Remeasurement of carrying value to redemption value	-	-	(3,233,928)	-	(3,233,928)
Net income	-	-	-	245,454	245,454
Balance as of December 31, 2025	2,427,500	$182	$336,822	$166,032	$503,036

The accompanying notes are an integral part of the financial statements.

CALISA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$245,454	$(79,422)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(429,224)	-
Changes in operating assets and liabilities:
Prepaid expense	(124,908)	-
Accrued expenses – related party	(3,802)	10,000
Accrued expenses	(24,851)	-
Accrued offering costs	50,826	69,459
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(286,505)	37

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited into Trust account	(60,000,000)	-
CASH USED IN INVESTING ACTIVITIES	(60,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	122,716	-
Repayments of due to related party	(262,446)	-
Proceeds from sale of public units	60,000,000	-
Proceeds from private placement units	2,525,000	-
Payment of offering costs	(1,641,658)	-
Proceeds from issuance of EBC Founders Share	454	1,450

CASH PROVIDED BY FINANCING ACTIVITIES	60,744,066	1,450

NET INCREASE IN CASH	457,561	1,487
CASH AT BEGINNING OF THE PERIOD	1,487	-
CASH AT YEAR END	$459,048	$1,487

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Deferred offering costs paid by related party	$49,380	$69,000
Deferred offering costs included in accrued expenses	$-	$19,330
Deferred offering costs charged to additional paid-in capital	$1,960,106	$126,550
Subsequent measurement of ordinary shares subject to possible redemption	$429,244	$-
Forfeiture of founder shares	$23	$-

The accompanying notes are an integral part of the financial statements.

CALISA ACQUISITION CORP

Notes to the financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Calisa Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on March 11, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company may pursue a Business Combination in any industry or sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company is also an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from reporting requirements applicable to other public companies.

The Company’s sponsors are Alisa Group Limited, a British Virgin Islands company, and Calisa Holding LP, a Delaware limited partnership (the “Sponsors”). As of December 31, 2025, the Company had not commenced any operations. All activity from March 11, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the consummation of its initial public offering (the “Initial Public Offering” or “IPO”) and related activities, as described below.

On February 24, 2026, Calisa Merger Sub, a wholly owned subsidiary of the Company and a Cayman Island exempted company, was formed to be the surviving company after the reincorporation merger in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest and other income from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on October 20, 2025. On October 23, 2025, the Company consummated the IPO of 6,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3, and the sale of 252,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors and EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the IPO, and its designees, which closed simultaneously with the IPO.

Transaction costs amounted to $1,960,106, consisting of $1,200,000 of cash underwriting fees, and $760,106 of other offering costs. These costs were allocated to the Public Shares and charged against additional paid-in capital and accumulated deficit upon completion of the IPO, in accordance with the guidance for equity issuance costs.
(See Note 3 for additional details.)

The Company will have until 18 months from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Trust Account

As of October 23, 2025, a total of $60,000,000 of the net proceeds from the Initial Public Offering and proceeds of the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”) and will be held as cash or in demand deposit accounts or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described herein. The proceeds held in the Trust Account may be released to the Company to pay taxes, if any, and for certain permitted working capital and dissolution expenses as described in the Company’s governing documents.

Going Concern

As of December 31, 2025, the Company had $459,048 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in the pursuit of its acquisition plans and the consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation considered the Company’s mandatory liquidation and subsequent dissolution if a Business Combination is not completed within the Combination Period.

In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

As described in Note 1, the Company consummated its Initial Public Offering on October 23, 2025 and substantially all of the proceeds are held in a Trust Account and are restricted for the purpose of completing a Business Combination or redeeming the Company’s public shares.

Emerging Growth Company

The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

These exemptions include, among others, an exemption from the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements to hold nonbinding advisory votes on executive compensation and shareholder approval of certain golden parachute payments.

Section 102(b)(1) of the JOBS Act provides that an EGC may take advantage of an extended transition period for complying with new or revised accounting standards. The Company has elected not to opt out of the extended transition period.

As a result, the Company’s financial statements may not be comparable to companies that comply with public company effective dates for new or revised accounting standards.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.

Actual results could differ from those estimates, and such differences could be material.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash and cash equivalent of $459,048 and $1,487 respectively.

Cash and Investments Held in Trust Account

As of December 31, 2025, the Company had $60,429,224 held in the Trust Account (“Cash and Investments held in Trust Account”).

In cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash maintained in financial institutions, which at times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant credit risk related to these accounts.

However, any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Offering Costs associated with the IPO

The Company applies ASC 340-10-S99-1 (SAB Topic 5.A, “Expenses of Offering”) in accounting for offering costs. Offering costs consisted principally of legal, accounting, underwriting and other costs directly related to the IPO. These costs were allocated to the separable financial instruments issued in the IPO based on their relative fair values.

Upon completion of the IPO, offering costs allocated to the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption, and offering costs allocated to the Public Rights were charged to additional paid-in capital. See Note 3 for additional detail regarding the IPO structure and related costs.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with ASC 480, Distinguishing Liabilities from Equity. Ordinary shares that are subject to mandatory redemption are classified as liabilities and measured at fair value. Conditionally redeemable ordinary shares— including shares with redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control—are classified as temporary equity.

The Company’s Public Shares include redemption features that are considered to be outside the Company’s control and, therefore, are classified as ordinary shares subject to possible redemption. As of December 31, 2025, ordinary shares subject to possible redemption of $60,429,224 are presented as temporary equity outside of shareholders’ equity.

Immediately upon the closing of the IPO, the Company recognized accretion from the initial carrying value of the ordinary shares subject to possible redemption to their redemption value. Thereafter, the Company recognizes changes in redemption value as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Adjustments to the carrying amount are recorded as charges to additional paid-in capital, or to accumulated deficit if additional paid-in capital is not available.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply in the periods in which those differences are expected to reverse. The effects of changes in enacted tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date.

ASC 740 also prescribes a recognition threshold and measurement attribute for uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

Under current Cayman Islands law, the Company is not subject to income taxes in the Cayman Islands. Accordingly, income taxes are not levied on the Company in the Cayman Islands. The Company may be subject to U.S. federal and state income taxes, if any, including on interest and other income earned outside of the Cayman Islands, as applicable.

The Company may be subject to examination by taxing authorities in the jurisdictions in which it operates and files tax returns. Any interest income earned on U.S. government securities held in the Trust Account is expected to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes, subject to applicable limitations and requirements. Potential shareholder-level tax consequences (including possible PFIC considerations) depend on each shareholder’s particular circumstances.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value. For the year ended December 31, 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31, 2025	For the period from March 11, 2024 (inception) to December 31, 2024
Net income (loss)	$245,454	$(79,422)

	For the Year Ended December 31, 2025		For the period from March 11, 2024 (inception) to December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Weighted-average shares outstanding	1,150,685	2,203,219	—	2,049,099
Ownership percentage	34%	66%	—	100%
Numerators:
Allocation of net income (loss)	84,212	161,242	—	(79,422)
Denominators:
Weighted-average shares outstanding	1,150,685	2,203,219	—	2,049,099
Basic and diluted net income (loss) per share	$0.07	$0.07	—	$(0.04)

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which are primarily short-term in nature, approximate fair value. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities. Investments held in the Trust Account that are measured at fair value (such as money market funds investing in U.S. Treasury securities) are generally classified within Level 1.

Level 2 — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — unobservable inputs for the asset or liability. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2025 and indicates the fair value hierarchy of the inputs used to determine such fair values.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$60,429,224	$60,429,224	$—	$—
Cash and cash equivalent	459,048	459,048	-	-

Recent Accounting Pronouncements

Management evaluates newly issued accounting standards on an ongoing basis to determine their potential impact on the Company’s financial statements.

Based on its assessment to date, management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On October 23, 2025, pursuant to the Company’s IPO, the Company sold 6,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination (each, a “Right”). Ten Rights entitle the holder to receive one ordinary share (see Note 7). The Company will not issue fractional shares and only whole shares will trade; accordingly, unless a holder holds Rights in multiples of ten, such holder will not be able to receive or trade the fractional shares underlying the Rights.

The Company granted the underwriters a 45-day option to purchase up to an additional 900,000 Units to cover over-allotments (the “Over-Allotment Option”). On October 27, 2025, the underwriters delivered a termination notice indicating that the Over-Allotment Option would not be exercised.

In connection with the IPO, the Company allocated the gross proceeds between the Public Shares and the Public Rights based on their relative fair values.

As of December 31, 2025, ordinary shares subject to possible redemption are reconciled as follows:

As of December 31, 2025
Gross Proceeds	$60,000,000
Less:
Gross proceeds allocated to Public Rights	(874,000)
Offering costs allocated to Public Shares	(1,930,704)
Add:
Remeasurement of carrying value to redemption value	3,233,928
Ordinary shares subject to possible redemption	$60,429,224

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO on October 23, 2025, the Company consummated a private placement of 252,500 units (the “Private Placement Units”) at a price of $10.00 per unit, generating total proceeds of $2,525,000. The Sponsors purchased 192,500 Private Placement Units and EBC and/or its designees purchased 60,000 Private Placement Units.

Each Private Placement Unit consists of one ordinary share and one right (a “Private Right”) to receive one-tenth (1/10) of one ordinary share upon consummation of the Company’s initial Business Combination. Ten Private Rights entitle the holder to receive one ordinary share. The Private Placement Units are identical to the Units sold in the IPO.

The proceeds from the sale of the Private Placement Units were deposited into the Trust Account and, together with the net proceeds from the IPO, contributed to the $60,000,000 held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Units (including the underlying securities) are not transferable, assignable or salable until the completion of a Business Combination, subject to certain customary exceptions. The issuance of the Private Placement Units was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

NOTE 5 — RELATED PARTIES

Founder Shares

On March 21, 2024, the Sponsors purchased 1,725,000 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, representing deferred offering costs paid by the Sponsors on behalf of the Company. Up to 225,000 Founder Shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full.

In June 2025, the Company effected a 4-for-3 stock split of its outstanding shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. All share and per-share amounts have been retroactively adjusted to reflect the stock split. Following the stock split, up to 300,000 Founder Shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full.

The underwriters did not exercise the over-allotment option and delivered an over-allotment termination letter dated October 27, 2025. As of December 31, 2025 and 2024, the Company had 2,300,000 Founder Shares issued and outstanding (excluding Private Placement Shares and EBC Founder Shares). Up to 300,000 Founder Shares were subject to forfeiture; such shares were forfeited as of December 31, 2025.

EBC Founder Shares

On April 2, 2024, the Company issued 100,000 ordinary shares to EBC (the “EBC Founder Shares”) for a purchase price of $0.0145 per share (aggregate purchase price of $1,450). As a result of the stock split described above, the EBC Founder Shares became an aggregate of 133,333 EBC Founder Shares.

On June 25, 2025, the Company issued an additional 41,667 EBC Founder Shares to EBC for a purchase price of $0.0109 per share and an aggregate purchase price of $454. As of December 31, 2025 and 2024, there were 175,000 and 133,333 EBC Founder Shares issued and outstanding, respectively.

The EBC Founder Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the EBC founder shares issued in April 2024 to be approximately $128,000 or $0.96 per share, and the shares issued in June 2025 to be approximately $48,334 or $1.16 per share using the Black-Scholes option-pricing model. The Company accounted for the difference between the par value and the estimated fair value of the EBC Founder Shares as deferred offering costs.

Fair Value Measurement of EBC Founder Shares

The fair value of the EBC Founder Shares was estimated as of April 2, 2024 and June 25, 2025. The Company used the following assumptions in estimating fair value using Level 3 inputs at the measurement dates:

	April 2, 2024	June 25, 2025
Time to expiration	1.91	1.76
Risk-free rate	4.7%	3.8%
Volatility	5.0%	4.1%
Dividend yield	0.0%	0.0%
Probability of completion of business combination	13.4%	11.8%

Transfer Restrictions

The Sponsors have agreed, subject to limited exceptions, that the Founder Shares will not be transferred, assigned or sold until the earlier to occur of: (A) six months after the consummation of the Company’s initial business combination or (B) the date on which the Company completes a subsequent liquidation, merger, share exchange, reorganization or other similar transaction following the initial business combination that results in all shareholders having the right to exchange their shares for cash, securities or other property.

EBC has also agreed that the EBC Founder Shares may not be sold, transferred or assigned (except to the same permitted transferees as the Founder Shares, and provided the transferees agree to the same terms and restrictions) until the consummation of the Company’s initial business combination.

Other Payable — Related Party

In September 2025, the Sponsors advanced $1,900,000 to the Company in connection with the purchase of Private Placement Units. At the closing of the IPO, $1,700,000 was deposited into the Trust Account and $200,000, representing an overfunded amount, was returned to the Sponsors. As of December 31, 2025 and 2024, other payable — related party was nil.

Promissory Note — Related Party

On May 22, 2024, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”) pursuant to which the Company may borrow up to $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the IPO.

As of December 31, 2025 and 2024, there were no amounts outstanding under the Promissory Note. The Promissory Note expired upon the consummation of the IPO.

Due to Related Party

The Sponsors paid certain formation, operating and deferred offering costs on behalf of the Company. Amounts due to the Sponsors are due on demand and are non-interest bearing.

During the period from March 11, 2024 (inception) through October 23, 2025, the Sponsors paid $262,446 on behalf of the Company for formation and offering-related costs. Such amounts were repaid upon the closing of the IPO.

As of December 31, 2025 and 2024, amounts due to related parties were $0 and $90,350, respectively.

Accounting and Advisory Services — Related Party

The Company has engaged Ascendant Global Advisors Inc. (“Ascendant”), an affiliate of Calisa Holding LP, to provide consulting and advisory services, including assistance with financial statement preparation and SEC reporting support. In connection with the IPO, the Company agreed to pay Ascendant a fixed fee of $20,000 for services related to the IPO financial statements and related disclosures, and $5,250 per quarter following the IPO to assist with quarterly and annual SEC filings. This agreement was terminated in November 2025, and the Company no longer incurs fees under this arrangement.

During the year ended December 31, 2025 and 2024, the Company incurred $16,198 and $10,000, respectively, related to Ascendant’s services. Fees incurred prior to the IPO closing were recorded as deferred offering costs, and fees incurred after the IPO were expensed as incurred.

As of December 31, 2025 and 2024, accrued expenses — related party related to Ascendant totaled $6,198 and $10,000, respectively.

Administration Fee – Related Party

Commencing on the effective date of the registration statement for the IPO, Calisa Holding LP was permitted to charge the Company an allocable share of its overhead, up to $10,000 per month, to compensate it for the Company’s use of office space, utilities and personnel until the completion of a business combination.

For the years ended December 31, 2025 and 2024, the Company incurred $30,000 and $0, respectively, related to the administration fee. As of December 31, 2025 and 2024, there were no amounts payable related to the administration fee.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

In connection with the IPO, the Company entered into a registration rights agreement with the holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any Units that may be issued upon conversion of working capital loans (and the underlying securities), pursuant to which such holders are entitled to registration rights requiring the Company to register such securities for resale.

The holders are entitled to make up to three demand registrations (excluding “short-form” registration demands). In addition, the holders have “piggyback” registration rights with respect to registration statements filed following the completion of a Business Combination and the right to require the Company to register such securities for resale pursuant to Rule 415 under the Securities Act. However, the Company is not required to effect or permit any registration statement to become effective until the applicable securities are released from their lock-up restrictions.

In compliance with FINRA Rule 5110(g)(8), the registration rights granted to EBC are limited to demand and piggyback rights for periods of five and seven years, respectively, from the commencement of sales in the IPO, and EBC may only exercise its demand rights on one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters did not exercise the over-allotment option and delivered an over-allotment termination letter dated October 27, 2025. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate, which was paid at the closing of the IPO. The cash underwriting discount is included in offering costs (see Note 3).

Business Combination Marketing Agreement

The Company engaged EBC to provide advisory services in connection with the Company’s initial Business Combination, including assisting with shareholder meetings and communications, introducing the Company to potential investors, supporting the shareholder approval process, and assisting with press releases and certain public filings related to the Business Combination. Upon consummation of the Company’s initial Business Combination, the Company is obligated to pay EBC a success fee equal to 3.5% of the gross proceeds of the IPO (or $2,100,000), consisting of (i) 1.5% payable in cash (or $900,000) and (ii) 2.0% payable, at the Company’s option, in a convertible note with customary terms that is convertible into ordinary shares six months after consummation (or $1,200,000).

If the Company does not complete an initial Business Combination, no success fee will be due. In addition, if the Company consummates its initial Business Combination with a target introduced by EBC, the Company will pay EBC a finder’s fee equal to 1.0% of the consideration issued to such target.

Because these amounts are contingent upon the consummation of an initial Business Combination, the Company has not recorded a liability for these fees as of December 31, 2025 and 2024. The Company will evaluate recognition under ASC 450 as facts and circumstances change, including whether the consummation of an initial Business Combination becomes probable and the amounts are reasonably estimable.

Risks and Uncertainties

The Company’s search for an initial Business Combination may be adversely affected by global economic conditions, including volatility in credit and capital markets, inflationary pressures, supply chain disruptions, and heightened geopolitical instability (including conflicts in Eastern Europe and the Middle East) and related sanctions or other governmental actions.

Any of these factors, or other negative impacts on the global economy or capital markets, could adversely affect the Company’s ability to consummate an initial Business Combination and the operations of any target business with which the Company may ultimately consummate a Business Combination. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,666,666 shares of preferred shares with a par value of $0.000075 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, and 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 266,666,666 ordinary shares with a par value of $0.000075 per share. Holders of ordinary shares are entitled to one vote for each share.

In June 2025, the Company effected a 4-for-3 forward split of the outstanding shares. All share amounts have been retroactively adjusted. On October 23, 2025, in connection with the IPO, the Company issued 6,000,000 Public Shares, which are classified as ordinary shares subject to possible redemption and are presented as temporary equity (see Notes 2 and 3)

An aggregate of up to 300,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised, in order for the Founder Shares to equal 25% of the Company’s issued and outstanding ordinary shares after the IPO (excluding private shares and EBC Founder Shares). The underwriters did not exercise the over-allotment option and delivered an over-allotment termination letter on October 27, 2025; accordingly, 300,000 Founder Shares were forfeited as of December 31, 2025. As of December 31, 2025, there were 2,427,500 ordinary shares issued and outstanding (excluding the Public Shares classified as temporary equity described above).

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right is entitled to receive one-tenth (1/10) of one ordinary share upon consummation of the Company’s initial business combination. Rights will only convert into a whole number of ordinary shares; accordingly, holders must have ten (10) Rights to receive one (1) ordinary share.

The Company does not issue fractional shares in connection with the conversion of Rights. Any fractional shares that would otherwise be issuable will be rounded down to the nearest whole share (or otherwise addressed in accordance with the applicable provisions of Cayman law).

In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a Right is required to affirmatively convert such Right in order to receive the one-tenth (1/10) of one ordinary share underlying each Right upon consummation of the business combination. If the Company does not complete an initial business combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights are not entitled to any redemption proceeds with respect to such Rights, and the Rights will expire worthless.

NOTE 8 — SEGMENT REPORTING

ASC 280, Segment Reporting, establishes standards for a public entity to report information about operating segments using the “management approach.” Operating segments are components of an entity for which discrete financial information is available and that are regularly reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and applied the guidance retrospectively to all periods presented. The adoption did not change the Company’s identification of operating segments

The Company’s CODM has been identified as the Chief Executive Officer (the “CODM”), who reviews operating results on a consolidated basis to allocate resources and assess performance. Accordingly, management has determined the Company has one operating and reportable segment.

The CODM assesses performance and allocates resources based on net income (loss), which is reported on the statement of operations. The significant segment expense category regularly provided to the CODM is formation and operating costs. All other segment items included in net income (loss) primarily consist of interest income on investments held in the Trust Account, interest earned on cash held in bank accounts, and income taxes, if any, and are included in the statement of operations and described in the related notes.

Schedule for Reportable Segment

	Year Ended December 31, 2025	For the period from March 11, 2024 (inception) to December 31, 2024
Formation and operating costs	$(190,582)	$(79,459)
Other segment income	436,036	37
Net Income (loss)	$245,454	$(79,422)

Key Asset Metric Reviewed by CODM

The measure of segment assets is total assets as reported on the balance sheet. The CODM also monitors Investments held in Trust Account as a key component of the Company’s total assets.

	December 31, 2025	December 31, 2024
Cash and investments held in trust account	$60,429,224	$-

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, and through the date that the financial statements were issued.

On March 9, 2026, the Company filed a Current Report on Form 8-K reporting that, on March 6, 2026, the Company, its wholly owned subsidiary, Calisa Merger Sub, and GoodVision AI Inc. entered into a definitive business combination agreement (the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, Calisa Merger Sub will merge with and into GoodVision AI Inc., with GoodVision AI Inc. surviving as a direct, wholly owned subsidiary of the Company.

The Business Combination Agreement is subject to customary closing conditions, including, among other things, approval of the transaction by the Company’s shareholders and satisfaction of other conditions specified in the agreement.

Other than the foregoing, the Company did not identify any subsequent events that require recognition or disclosure in the accompanying financial statements.

