Form 10-Q
period 2026-03-31
Calisa Acquisition Corp
filed 2026-05-15
CIK 2026767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 15, 2026, the registrant had 8,427,500 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CALISA ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025

Assets
Cash and cash equivalents	$259,885	$459,048
Prepaid expenses	86,699	129,174
Total current assets	346,584	588,222
Cash and Investments held in trust	60,960,574	60,429,224
Total assets	$61,307,158	$61,017,446

Liabilities and Shareholders’ Equity
Accounts payable	$252,987	$-
Accrued expenses	-	15
Accrued offering costs	75,000	78,973
Accrued expenses - related party	6,198	6,198
Total current liabilities	334,185	85,186
Total liabilities	334,185	85,186

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.16 and $10.07 per share as of March 31, 2026 and December 31, 2025, respectively	60,960,574	60,429,224

Shareholders’ Equity:
Preference shares, $0.000075 par value; 2,666,666 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.000075 par value; 266,666,666 shares authorized; 2,427,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 6,000,000 shares subject to possible redemption)	182	182
Additional paid-in capital	-	336,822
Retained earnings	12,217	166,032
Total shareholders’ equity	12,399	503,036
Total Liabilities and Shareholders’ Equity	$61,307,158	$61,017,446

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2026	2025
Formation and operating costs	$(588,017)	$-
Loss from operations	$(588,017)	$-

Other income
Bank interest income	3,380	-
Interest earned on cash and investments held in Trust Account	531,350	-
Total other income	534,730	-

Net loss	$(53,287)	$-

Basic and diluted weighted average ordinary shares outstanding, ordinary subject to possible redemption	6,000,000	-
Basic and diluted net loss per share, common stock subject to redemption	$(0.01)	$-

Basic and diluted Weighted average ordinary shares outstanding, ordinary shares, non-redeemable	2,427,500	2,133,333
Basic and diluted net loss per share, common stock, non-redeemable	$(0.01)	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31, 2026

	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance as of January 1, 2026	2,427,500	$182	$336,822	$166,032	$503,036

Transaction costs paid on behalf of the Company	-	-	94,000	-	94,000
Subsequent measurement of ordinary shares subject to possible redemption	-	-	(430,822)	(100,528)	(531,350)
Net loss	-	-	-	(53,287)	(53,287)
Balance as of March 31, 2026	2,427,500	$182	$-	$12,217	$12,399

FOR THREE MONTHS ENDED MARCH 31, 2025

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2025	2,433,333	$183	$152,817	$(79,422)	$73,578

Net income	-	-	-	-	-
Balance as of March 31, 2025	2,433,333	$183	$152,817	$(79,422)	$73,578

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three	For Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(53,287)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs paid on behalf of the Company	94,000	-
Interest earned on cash and investments held in Trust Account	(531,350)	-
Changes in current assets and liabilities:
Prepaid expense	42,475	-
Accounts Payable	252,987	-
Accrued expenses	(15)	(4,266)
Accrued offering costs	(3,973)	(17,210)
Net cash used in operating activities	(199,163)	(21,476)

Cash flows from financing activities:
Proceeds from due to related party	-	21,476
Net cash provided by financing activities	-	21,476

Net decrease in cash and cash equivalents	(199,163)	-
Cash and cash equivalents at beginning of period	459,048	1,487
Cash and cash equivalents at end of period	$259,885	$1,487

Supplemental disclosure of noncash investing and financing activities
Contribution of transaction cost	$94,000	-
Subsequent measurement of ordinary shares subject to possible redemption	$531,350	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

Notes to the UNAUDITED CONSOLIDATED financial statements

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

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

The Company’s sponsors are Alisa Group Limited, a British Virgin Islands company, and Calisa Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2026, the Company had not commenced any revenue-generating operations. All activity for the period from March 11, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), and the execution of the Business Combination Agreement (“BCA”) with Goodvision AI Inc., as described further in Note 8.

On February 24, 2026, Calisa Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of the Company, was formed for purposes of the Business Combination Agreement and to serve as the surviving company following the contemplated reincorporation merger in connection with the proposed Business Combination. Calisa Merger Sub has no principal operations or revenue-producing activities.

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

Transaction costs related to the IPO amounted to approximately $1,960,106, consisting of $1,200,000 of cash underwriting fees and $760,106 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital was fully depleted upon completion of the IPO.

The Company will have until April 23, 2027 to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period and has not sought to have shareholders amend the Combination Period to provide for additional time to complete such transaction, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay taxes, if any (less certain amount of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Trust Account

On October 23, 2025, a total of $60,000,000 of the net proceeds from the Initial Public Offering and proceeds of the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”) and will be held as cash or in demand deposit accounts or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described herein. The proceeds held in the Trust Account may be released to the Company to pay taxes, if any, and for certain permitted working capital and dissolution expenses as described in the Company’s governing documents.

Going Concern Consideration

As of March 31, 2026, the Company had $259,885 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in the pursuit of its acquisition plans and the consummation of a Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited consolidated financial statements as of March 31, 2026 and for the three months then ended, have been prepared in accordance with GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals), considered for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalent of $259,885 and $459,048 respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $60,960,574 and $60,429,224, respectively, held in the Trust Account, which is presented as “Cash and Investments held in Trust Account” on the accompanying consolidated balance sheets.

Cash and investments held in the Trust Account were comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash maintained in financial institutions, which at times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant credit risk related to these accounts.

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

The Company’s Public Shares include redemption features that are considered to be outside the Company’s control and, therefore, are classified as ordinary shares subject to possible redemption. As of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption of $60,960,574 and $60,429,224 are presented as temporary equity outside of shareholders’ equity respectively.

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

As of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are reconciled as follows:

Gross Proceeds	$60,000,000
Less:
Gross proceeds allocated to Public Rights	(874,000)
Offering costs allocated to Public Shares	(1,930,704)
Add:
Remeasurement of carrying value to redemption value	3,233,928
Ordinary shares subject to possible redemption, as of December 31, 2025	$60,429,224

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	531,350
Ordinary shares subject to possible redemption, as of March 31, 2026	$60,960,574

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited consolidated financial statements.

Net Loss per Ordinary Share

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

For the three months ended March 31, 2026, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The net income (loss) per share presented in the statements of operations is based on the following:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net loss	$(53,287)	$-
Allocation of net loss – redeemable	$(38,749)	$-
Allocation of net loss – non-redeemable	$(14,538)	$-
Weighted-average shares outstanding – redeemable	6,000,000	-
Basic and diluted net loss per share – redeemable	$(0.01)	$-
Weighted-average shares outstanding – non-redeemable	2,427,500	2,133,333
Basic and diluted net loss per share – non-redeemable	$(0.01)	$-

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

Level 3 — unobservable inputs for the asset or liability. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the inputs used to determine such fair values.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$60,960,574	$60,960,574	$—	$—
Cash and cash equivalent	259,885	259,885	-	-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$60,429,224	$60,429,224	$—	$—
Cash and cash equivalent	459,048	459,048	-	-

Recent Accounting Standards

Management evaluates newly issued accounting standards on an ongoing basis to determine their potential impact on the Company’s financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on both an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

NOTE 3 — INITIAL PUBLIC OFFERING

As of March 31, 2026, there were 6,000,000 Public Shares outstanding that are classified as ordinary shares subject to possible redemption in accordance with ASC 480, Distinguishing Liabilities from Equity. The Public Shares are redeemable at the option of the holder in connection with the Company’s initial business combination and are therefore presented as temporary equity.

The Company adjusts the carrying value of ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. The redemption value is equal to the amount held in the Trust Account, including interest earned on funds held in the Trust Account and not previously released to pay taxes or permitted withdrawals.

As of March 31, 2026 and December 31, 2025, the balance in the Trust Account was $60,960,574 and $60,429,224, respectively. The following table presents the roll-forward of ordinary shares subject to possible redemption for the three months ended March 31, 2026:

Amount
Ordinary shares subject to possible redemption — December 31, 2025	$60,429,224
Add:
Interest earned on cash and investments held in Trust Account	531,350
Ordinary shares subject to possible redemption — March 31, 2026	$60,960,574

For the three months ended March 31, 2026, the increase in the carrying value of ordinary shares subject to possible redemption was recorded as an adjustment to additional paid-in capital of $430,822, with the remainder of $100,528 recorded as an adjustment to accumulated deficit.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO on October 23, 2025, the Sponsors and EBC purchased an aggregate of 252,500 Private Placement Units at a price of $10.00 per unit, generating total proceeds of $2,525,000 (192,500 units purchased by the Sponsors and 60,000 units purchased by EBC and/or its designees). Each Private Placement Unit consists of one ordinary share and one right (a “Private Right”), and ten Private Rights entitle the holder to receive one ordinary share upon completion of the Company’s initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) are not transferable, assignable or salable until the completion of a Business Combination, subject to certain exceptions.

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

The underwriters did not exercise the over-allotment option and delivered an over-allotment termination letter dated October 27, 2025. Accordingly, the 300,000 Founder Shares that were subject to forfeiture were forfeited as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had 2,000,000 Founder Shares issued and outstanding (excluding Private Placement Shares and EBC Founder Shares).

EBC Founder Shares

On April 2, 2024, the Company issued 100,000 ordinary shares to EBC (the “EBC Founder Shares”) for a purchase price of $0.0145 per share (aggregate purchase price of $1,450). As a result of the stock split described above, the EBC Founder Shares became an aggregate of 133,333 EBC Founder Shares.

On June 25, 2025, the Company issued an additional 41,667 EBC Founder Shares to EBC for a purchase price of $0.0109 per share and an aggregate purchase price of $454. As of March 31, 2026 and December 31, 2025, there were 175,000 EBC Founder Shares issued and outstanding.

The EBC Founder Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the EBC Founder Shares issued in April 2024 to be approximately $128,000 (or $0.96 per share) and the EBC Founder Shares issued in June 2025 to be approximately $48,334 (or $1.16 per share) using the Black-Scholes option-pricing model.

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

EBC has also agreed that the EBC Founder Shares may not be sold, transferred or assigned (except to the same permitted transferees as the Founder Shares, and provided that such transferees agree to the same terms and restrictions) until the consummation of the Company’s initial business combination.

Due to Related Party

The Sponsors have paid certain formation, operating and offering-related costs on behalf of the Company. Amounts advanced by the Sponsors are due on demand and are non-interest bearing.

For the three months ended March 31, 2026 and 2025, the Sponsors paid $0 and $21,476, respectively, on behalf of the Company. As of March 31, 2026 and December 31, 2025, there were no amounts due to related parties.

Accounting and Advisory Services — Related Party

The Company previously engaged Ascendant Global Advisors Inc. (“Ascendant”), an affiliate of Calisa Holding LP, to provide consulting and advisory services, including assistance with financial statement preparation and SEC reporting support. In connection with the IPO, the Company agreed to pay Ascendant a fixed fee of $20,000 for services related to the IPO financial statements and related disclosures, and $5,250 per quarter following the IPO to assist with quarterly and annual SEC filings. This agreement was terminated in November 2025, and the Company no longer incurs fees under this arrangement.

For the three months ended March 31, 2026 and 2025, the Company did not incur any fees related to Ascendant’s services. As of March 31, 2026 and December 31, 2025, accrued expenses — related party related to Ascendant totaled $6,198.

Administration Fee – Related Party

Beginning on the effective date of the registration statement for the IPO, Calisa Holding LP is permitted to charge the Company an allocable share of its overhead, up to $10,000 per month, to compensate it for the Company’s use of office space, utilities and personnel until the completion of a business combination.

For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $0, respectively, related to the administration fee. As of March 31, 2026 and December 31, 2025, there were no amounts payable related to the administration fee.

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

Because these amounts are contingent upon the consummation of an initial Business Combination, the Company has not recorded a liability for these fees as of March 31, 2026 and December 31, 2025. The Company will evaluate recognition under ASC 450 as facts and circumstances change, including whether the consummation of an initial Business Combination becomes probable and the amounts are reasonably estimable.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,666,666 shares of preferred shares with a par value of $0.000075 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 266,666,666 ordinary shares with a par value of $0.000075 per share. Holders of ordinary shares are entitled to one vote for each share.

In June 2025, the Company effected a 4-for-3 forward split of the outstanding shares. All share amounts have been retroactively adjusted. On October 23, 2025, in connection with the IPO, the Company issued 6,000,000 Public Shares, which are classified as ordinary shares subject to possible redemption and are presented as temporary equity (see Notes 2 and 3)

Up to 300,000 Founder Shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised, in order for the Founder Shares to equal 25% of the Company’s issued and outstanding ordinary shares after the IPO (excluding Private Placement Shares and EBC Founder Shares). The underwriters did not exercise the over-allotment option and delivered an over-allotment termination letter on October 27, 2025; accordingly, 300,000 Founder Shares were forfeited as of December 31, 2025.

As of March 31, 2026 and December 31, 2025, there were 2,427,500 ordinary shares issued and outstanding (excluding the Public Shares classified as temporary equity described above).

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

Other —Transaction Costs Paid on Behalf of the Company

During the three months ended March 31, 2026, pursuant to the Business Combination Agreement, the target paid certain transaction-related expenses on the Company’s behalf totaling $94,000. Because the Company has no obligation to repay these amounts, the Company recorded the payment as a capital contribution, with an offset to additional paid-in capital.

NOTE 8 – BUSINESS COMBINATION AGREEMENT

On March 6, 2026 (the “Execution Date”), the Company entered into a Business Combination Agreement (the “BCA”) with Calisa Merger Sub, a Cayman Islands exempted company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Goodvision AI Inc., a Cayman Islands exempted company (“Goodvision”).

Pursuant to the terms of the BCA, Merger Sub will merge with and into Goodvision (the “Merger” or the “Target”), with Goodvision surviving the Merger as a direct, wholly owned subsidiary of the Company in accordance with the Companies Act (As Revised) of the Cayman Islands, as amended (the “Companies Act”).

The Merger and the other transactions contemplated by the BCA are expected to be consummated in the second half of 2026, following receipt of the required approval by the Company’s and Goodvision’s shareholders and the fulfilment of certain other conditions set forth in the BCA (the “Closing”) and described herein.

Pursuant to the Merger, each ordinary share of Goodvision (“Goodvision Share”) (other than treasury shares and dissenting shares) issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically canceled and extinguished and converted into the right to receive a number of ordinary shares of the Company (“SPAC Shares”) equal to 18,000,000 divided by the number of fully diluted Goodvision Shares outstanding (the “Per Share Merger Consideration”). In order to secure certain indemnification obligations of Goodvision described in the BCA, an aggregate of 10% of the aggregate SPAC Shares otherwise issuable as Per Share Merger Consideration (the “Escrow Shares”) will be deposited in escrow.

In addition, the Goodvision shareholders will be entitled to receive an additional 3,600,000 SPAC Shares (the “Earnout Shares”) upon satisfaction of the following earnout conditions: (i) 1,800,000 Earnout Shares will be issued if (1) Goodvision achieves net revenue for the fiscal year ended September 30, 2026 in excess of $19.9 million, and (2) the daily VWAP of the SPAC Shares is greater than or equal to $12.00 per share for any 20 trading days within any 30 consecutive trading day period commencing after the six month anniversary of the Closing and ending before the sixtieth day after the combined company files its annual report for the fiscal year ended September 30, 2027, and (ii) 1,800,000 Earnout Shares will be issued if (1) Goodvision achieves net revenue for the fiscal year ended September 30, 2027 in excess of $106.0 million, and (2) the daily VWAP of the SPAC Shares is greater than or equal to $15.00 per share for any 20 trading days within any 30 consecutive trading day period commencing after the six month anniversary of the Closing and ending before the sixtieth day after the combined company files its annual report for such fiscal year.

Upon the Closing of the Merger, Goodvision will become a wholly owned subsidiary of the Company, the Goodvision shareholders will become Company shareholders, and the Company will become a holding company operating the business of Goodvision.

NOTE 9 – SEGMENT INFORMATION

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

Schedule for Reportable Segment

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Formation and operating costs	$(588,017)	$-
Other segment income	534,730	-
Net loss	$(53,287)	$-

Key Asset Metric Reviewed by CODM

The measure of segment assets is total assets as reported on the balance sheet. The CODM also monitors Investments held in Trust Account as a key component of the Company’s total assets.

	March 31, 2026	December 31, 2025
Cash and investments held in trust account	$60,960,574	$60,429,224

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, and through the date that the financial statements were issued.

On April 30, 2026, in connection with the proposed Business Combination, the Company, Goodvision” and certain investors entered into a Securities Purchase Agreement (the “SPA”), pursuant to which such investors agreed to purchase securities of the post-combination company immediately prior to the closing of the Business Combination, subject to the terms and conditions set forth therein.

In connection with the SPA, the Company also entered into a Registration Rights Agreement (the “RRA”) with certain investors and other parties thereto, pursuant to which the Company agreed to provide certain registration rights with respect to the securities issued in connection with the Business Combination and related financing transactions.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued and determined that there were no other subsequent events that would require recognition or disclosure in the financial statements.

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

On March 6, 2026, we entered into a Business Combination Agreement (the “BCA”) with Calisa Merger Sub, a Cayman Islands exempted company and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Goodvision AI Inc., a Cayman Islands exempted company (“Goodvision”).Pursuant to the BCA, Merger Sub will merge with and into Goodvision, the separate corporate existence of Merger Sub will cease, and Goodvision will be the surviving corporation and will continue as a wholly-owned subsidiary of the Company (the “Merger”). For additional information regarding Goodvision, the BCA and the transactions contemplated thereby, see the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2026.

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

For the three months ended March 31, 2026, we had a net loss of $53,287, which consists of a loss of $588,017 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $531,350 and bank interest income of $3,380.

For the three months ended March 31, 2025, we had a net loss of $0, as the Company had not yet commenced significant operations.

The increase in interest income in 2026 is attributable to the proceeds held in the Trust Account following the IPO, while no such income was earned during the comparable period in 2025.

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

As of March 31, 2026, we had $259,885 in cash held outside the Trust Account and $60,960,574 held in the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We believe the cash held outside the Trust Account may be sufficient to fund our operating needs prior to the completion of a Business Combination. However, if our estimates of the costs of identifying, evaluating, negotiating and completing a Business Combination are less than the actual costs, we may have insufficient funds available and may need to obtain additional financing.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates and all the significant accounting policies are described in the Note 2 of the consolidated financial statements.

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on both an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On October 23, 2025, an aggregate of $60,000,000 was deposited into the Trust Account established with Continental Stock Transfer & Trust Company, acting as trustee, in connection with the IPO.

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

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement (incorporated by reference to Exhibit 2.1 included in the Current Report on Form 8-K filed by Calisa on March 9, 2026)

10.1	Form of Support Agreement (Company Shareholders) (incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K filed by Calisa on March 9, 2026)

10.2	Form of Support Agreement (Goodvision Shareholders) (incorporated by reference to Exhibit 10.2 included in the Current Report on Form 8-K filed by Calisa on March 9, 2026)

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 included in the Current Report on Form 8-K filed by Calisa on March 9, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

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

CALISA ACQUISITION CORP

Dated: May 15, 2026	By.	/s/ Hongfei Zhang
Hongfei Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer
(Principal Financial and Accounting Officer)

