Form 10-Q
period 2026-06-30
Calisa Acquisition Corp
filed 2026-08-07
CIK 2026767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 7, 2026, the registrant had 8,427,500 ordinary shares, $0.000075 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CALISA ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$232,017	$459,048
Prepaid expenses	68,952	129,174
Total current assets	300,969	588,222
Cash and Investments held in trust	61,500,162	60,429,224
Total assets	$61,801,131	$61,017,446

Liabilities and Shareholders’ Equity
Accounts payable	$17,594	$-
Accrued expenses	-	15
Accrued offering costs	75,000	78,973
Accrued expenses - related party	6,198	6,198
Total current liabilities	98,792	85,186
Total liabilities	98,792	85,186

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.25 and $10.07 per share as of June 30, 2026 and December 31, 2025, respectively	61,500,162	60,429,224

Shareholders’ Equity:
Preference shares, $0.000075 par value; 2,666,666 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.000075 par value; 266,666,666 shares authorized; 2,427,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (excluding 6,000,000 shares subject to possible redemption)	182	182
Additional paid-in capital	-	336,822
Retained earnings	201,995	166,032
Total shareholders’ equity	202,177	503,036
Total Liabilities and Shareholders’ Equity	$61,801,131	$61,017,446

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025

Formation and operating costs	$(169,363)	$(22,733)	$(757,380)	$(22,733)
Loss from operations	(169,363)	(22,733)	(757,380)	(22,733)

Other Income
Bank interest income	2,132	30	5,512	30
Interest earned on cash and investments held in Trust Account	539,588	-	1,070,938	-
Total other income	541,720	30	1,076,450	30

Net income (loss)	$372,357	$(22,703)	$319,070	$(22,703)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	-	6,000,000	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.04	$-	$0.04	$-
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	2,427,500	2,136,082	2,427,500	2,134,715
Basic and diluted net income (loss) per share, ordinary shares, non-redeemable	$0.04	$(0.01)	$0.04	$(0.01)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2025	2,427,500	$182	$336,822	$166,032	$503,036
Transaction costs paid on behalf of the Company	-	-	94,000	-	94,000
Subsequent measurement of ordinary shares subject to possible redemption	-	-	(430,822)	(100,528)	(531,350)
Net loss	-	-	-	(53,287)	(53,287)
Balance as of March 31, 2026	2,427,500	$182	$-	$12,217	$12,399
Transaction costs paid on behalf of the Company	-	-	357,009	-	357,009
Subsequent measurement of ordinary shares subject to possible redemption	-	-	(357,009)	(182,579)	(539,588)
Net income	-	-	-	372,357	372,357
Balance as of June 30, 2026	2,427,500	$182	$-	$201,995	$202,177

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	2,433,333	$183	$152,817	$(79,422)	$73,578
Net income	-	-	-	-	-
Balance as of March 31, 2025	2,433,333	$183	$152,817	$(79,422)	$73,578
Issuance of ordinary shares to underwriter	41,667	3	48,331	-	48,334
Net loss	-	-	-	(22,703)	(22,703)
Balance as of June 30, 2025	2,475,000	$186	$201,148	$(102,125)	$99,209

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$319,070	$(22,703)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs paid on behalf of the Company	451,009	-
Interest earned on cash and investments held in Trust Account	(1,070,938)	-
Changes in operating assets and liabilities:
Prepaid expenses	60,222	2,133
Accounts payable	17,594	-
Other receivable	-	(150)
Accrued expenses	(15)	-
Accrued offering costs	(3,973)	-
Due to related party	-	20,600

NET CASH USED IN OPERATING ACTIVITIES	(227,031)	(120)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(227,031)	(120)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	459,048	1,487
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$232,017	$1,367

Supplemental disclosure of cash flow information:
Deferred offering costs charged to additional paid-in capital – EBC founder shares	$-	$47,880
Deferred offering costs paid by related party	$-	$14,550
Accrued offering costs paid by related party	$-	$43,705
Issuance of EBC founder shares subscription receivable	$-	$454
Contribution of transaction cost	$451,009	$-
Subsequent measurement of ordinary shares subject to possible redemption	$1,070,938	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CALISA ACQUISITION CORP

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Calisa Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on March 11, 2024. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is an early stage and emerging growth company and is subject to the risks associated with early stage and emerging growth companies. The Company’s sponsors are Alisa Group Limited, a British Virgin Islands company, and Calisa Holding LP, a Delaware limited partnership (the “Sponsors”). All activity from inception through June 30, 2026 relates to the Company’s formation, its initial public offering (“IPO”) and the proposed Business Combination with Goodvision AI Inc. (“Goodvision”), as described in Note 8.

On February 24, 2026, Calisa Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Merger Sub”), was formed for purposes of the proposed Business Combination. Merger Sub has no principal operations or revenue-producing activities. As of June 30, 2026, the Company had not commenced any revenue-generating operations and expects to generate non-operating income from the proceeds held in the Trust Account. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 20, 2025. On October 23, 2025, the Company consummated the IPO of 6,000,000 units, generating gross proceeds of $60,000,000, and simultaneously sold 252,500 private placement units to the Sponsors and EarlyBirdCapital, Inc. (“EBC”) for gross proceeds of $2,525,000.

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

The Trust Account

On October 23, 2025, $60,000,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”). The funds may be held as cash or invested in qualifying U.S. government securities or qualifying money market funds until the earlier of the completion of a Business Combination or distribution of the Trust Account to shareholders. Amounts may be released to pay taxes and certain permitted working capital and dissolution expenses.

Going Concern Consideration

As of June 30, 2026, the Company had $232,017 of cash and cash equivalents outside the Trust Account and working capital of $202,177. The Company has incurred, and expects to continue to incur, significant costs in pursuit of the proposed Business Combination.

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

In addition, the mandatory liquidation date is within one year after the expected issuance date of these financial statements. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will complete a Business Combination within the Combination Period. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $232,017 and $459,048 as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $61,500,162 and $60,429,224, respectively, held in the Trust Account, which is presented as “Cash and Investments held in Trust Account” on the accompanying consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant credit risk related to these accounts.

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

The Company’s Public Shares include redemption features that are considered to be outside the Company’s control and, therefore, are classified as ordinary shares subject to possible redemption. As of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption of $61,500,162 and $60,429,224 are presented as temporary equity outside of shareholders’ equity respectively.

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

As of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are reconciled as follows:

Gross Proceeds	$60,000,000
Less:
Gross proceeds allocated to Public Rights	(874,000)
Offering costs allocated to Public Shares	(1,930,704)
Add:
Remeasurement of carrying value to redemption value	3,233,928
Ordinary shares subject to possible redemption, as of December 31, 2025	$60,429,224

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	1,070,938
Ordinary shares subject to possible redemption, as of June 30, 2026	$61,500,162

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

For the three and six months ended June 30, 2026, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The net income (loss) per share presented in the statements of operations is based on the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$372,357	$(22,703)	$319,070	$(22,703)
Allocation of net loss – redeemable	$265,101	$-	$227,164	$-
Allocation of net loss – non-redeemable	$107,256	$(22,703)	$91,906	$(22,703)
Weighted-average shares outstanding – redeemable	6,000,000	-	6,000,000	-
Basic and diluted net income per share – redeemable	$0.04	$-	$0.04	$-
Weighted-average shares outstanding – non-redeemable	2,427,500	2,136,082	2,427,500	2,134,715
Basic and diluted net income (loss) per share – non-redeemable	$0.04	$(0.01)	$0.04	$(0.01)

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

Level 3 — unobservable inputs for the asset or liability. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the inputs used to determine such fair values.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$61,500,162	$61,500,162	$-	$-
Cash and cash equivalent	232,017	232,017	-	-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$60,429,224	$60,429,224	$-	$-
Cash and cash equivalent	459,048	459,048	-	-

Recent Accounting Standards

Management evaluates newly issued accounting standards on an ongoing basis to determine their potential impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), requiring public entities to disclose additional information about specified expense categories on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adoption.

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

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO on October 23, 2025, the Sponsors and EBC purchased an aggregate of 252,500 Private Placement Units at $10.00 per unit, generating gross proceeds of $2,525,000. Each Private Placement Unit consists of one ordinary share and one right, and ten Private Rights entitle the holder to receive one ordinary share upon completion of the Company’s initial Business Combination. The Private Placement Units and underlying securities are subject to transfer restrictions until completion of a Business Combination, subject to certain exceptions.

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

The underwriters did not exercise the over-allotment option and delivered an over-allotment termination letter dated October 27, 2025. Accordingly, the 300,000 Founder Shares that were subject to forfeiture were forfeited as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had 2,000,000 Founder Shares issued and outstanding (excluding Private Placement Shares and EBC Founder Shares).

EBC Founder Shares

On April 2, 2024, the Company issued 100,000 ordinary shares to EBC (the “EBC Founder Shares”) for a purchase price of $0.0145 per share (aggregate purchase price of $1,450 ). As a result of the stock split described above, the EBC Founder Shares became an aggregate of 133,333 EBC Founder Shares.

On June 25, 2025, the Company issued an additional 41,667 EBC Founder Shares to EBC for a purchase price of $0.0109 per share and an aggregate purchase price of $454. As of June 30, 2026 and December 31, 2025, there were 175,000 EBC Founder Shares issued and outstanding.

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

Due to Related Party

The Sponsors have paid certain formation, operating and offering-related costs on behalf of the Company. For the three months ended June 30, 2026 and 2025, the Sponsors paid $0 and $57,379, respectively, on behalf of the Company. For the six months ended June 30, 2026 and 2025, the Sponsors paid $0 and $78,855, respectively. Amounts advanced are due on demand and are non-interest bearing.

As of June 30, 2026 and December 31, 2025, there were no amounts due to the Sponsors.

Accounting and Advisory Services — Related Party

The Company previously engaged Ascendant Global Advisors Inc. (“Ascendant”), an affiliate of Calisa Holding LP, to provide accounting and SEC reporting support. The agreement was terminated in November 2025, and the Company no longer incurs fees under the arrangement.

For the three and six months ended June 30, 2026 and 2025, the Company did not incur fees under this arrangement. Accrued expenses — related party related to Ascendant were $6,198 as of June 30, 2026 and December 31, 2025.

Administration Fee — Related Party

Beginning on the effective date of the registration statement for the IPO, Calisa Holding LP is permitted to charge the Company an allocable share of its overhead, up to $10,000 per month, to compensate it for the Company’s use of office space, utilities and personnel until the completion of a business combination. The Company incurred administration fees of $30,000 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $60,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, there were no amounts payable related to the administration fee.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Because these fees are contingent upon consummation of an initial Business Combination, no liability was recorded as of June 30, 2026 or December 31, 2025. The Company will evaluate recognition under ASC 450 as facts and circumstances change, including whether the consummation of an initial Business Combination becomes probable and the amounts are reasonably estimable.

Risks and Uncertainties

The Company’s ability to consummate an initial Business Combination may be adversely affected by volatility in credit and capital markets, inflation, supply chain disruptions, geopolitical instability and related sanctions or governmental actions.

These factors could adversely affect the Company’s search for and consummation of an initial Business Combination and the operations of a target business. The unaudited consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,666,666 shares of preferred shares with a par value of $0.000075 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

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

As of June 30, 2026 and December 31, 2025, there were 2,427,500 ordinary shares issued and outstanding (excluding the Public Shares classified as temporary equity described above).

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

Other — Transaction Costs Paid on Behalf of the Company

Pursuant to the Business Combination Agreement, the target paid transaction-related expenses on the Company’s behalf totaling $357,009 and $451,009 during the three and six months ended June 30, 2026, respectively. Because the Company has no obligation to repay these amounts, they were recorded as capital contributions with an offset to additional paid-in capital.

NOTE 8 — BUSINESS COMBINATION AGREEMENT

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

The Merger and the other transactions contemplated by the BCA are expected to be consummated in the second half of 2026, following receipt of the required approval by the Company’s and Goodvision’s shareholders and the fulfilment of certain other conditions set forth in the BCA (the “Closing”) and described herein. There is no assurance that the Company will complete a Business Combination within the Combination Period.

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

Subscription Agreement and Registration Rights Agreement

On April 30, 2026, in furtherance of the transactions contemplated by the BCA, the Company and Goodvision entered into a subscription agreement with an investor. Immediately prior to, and contingent upon, consummation of the Merger, the Company will issue 100,000 Class A ordinary shares to the investor at $10.00 per share for aggregate gross proceeds of $1,000,000. In connection with the subscription agreement, the Company and the investor entered into a registration rights agreement providing registration rights with respect to those shares.

NOTE 9 — SEGMENT INFORMATION

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

SCHEDULE OF REPORTABLE SEGMENT

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Formation and operating costs	$(169,363)	$(22,733)	$(757,380)	$(22,733)
Other segment income	$541,720	$30	$1,076,450	$30
Net income (loss)	$372,357	$(22,703)	$319,070	$(22,703)

The measure of segment assets is total assets as reported on the unaudited consolidated balance sheets. Total assets were $61,801,131 and $61,017,446 as of June 30, 2026 and December 31, 2025, respectively. The CODM also monitors cash and investments held in the Trust Account, which were $61,500,162 and $60,429,224 as of those dates, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions occurring after June 30, 2026 through the date the unaudited consolidated financial statements were issued.

On July 31, 2026, in furtherance of the transactions contemplated by the BCA, the Company and Goodvision entered into subscription agreements (“Subscription Agreements”) with three investors (collectively, the “Investors”), including Calisa Holding LP, one of the Company’s sponsors, pursuant to which the Company will, immediately prior to, and contingent upon, the consummation of the Merger, issue an aggregate of 800,000 Class A ordinary shares to the Investors at a price of $10.00 per share, for aggregate gross proceeds to the Company of $8 million. The closing of the transactions contemplated by the Subscription Agreements is conditioned upon, among other things, (i) the substantially concurrent consummation of the Merger and (ii) the accuracy of all representations and warranties of Company in the Subscription Agreements (subject to certain bring-down standards). In connection with the Subscription Agreement, the Company and Investors entered into registration rights agreements providing certain registration rights to the Investors with respect to the shares to be sold pursuant to the Subscription Agreements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Calisa Acquisition Corp. The following discussion and analysis should be read together with the unaudited consolidated financial statements and related notes included elsewhere in this report. Certain statements below are forward-looking statements, and actual results may differ materially from those anticipated.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On March 6, 2026, we entered into the BCA with Merger Sub and Goodvision. Under the BCA, Merger Sub will merge with and into Goodvision, with Goodvision surviving as our wholly owned subsidiary. On April 30, 2026, we and Goodvision entered into a subscription agreement with an accredited investor for the issuance, immediately prior to and contingent upon closing of the Merger, of 100,000 Class A ordinary shares at $10.00 per share for aggregate gross proceeds of $1,000,000, and we entered into a related registration rights agreement.

Results of Operations

We have not generated operating revenues. Our activities have consisted of organizational activities, the IPO, public-company compliance and activities related to the proposed Business Combination. We generate non-operating income from cash and investments held in the Trust Account and bank deposits and expect to continue incurring legal, accounting, financial reporting, due-diligence and transaction costs.

For the three months ended June 30, 2026, we had net income of $372,357, consisting of $539,588 of interest earned on cash and investments held in the Trust Account and $2,132 of bank interest income, partially offset by $169,363 of formation and operating costs. For the three months ended June 30, 2025, we had a net loss of $22,703, consisting of $22,733 of formation and operating costs partially offset by $30 of bank interest income.

For the six months ended June 30, 2026, we had net income of $319,070, consisting of $1,070,938 of interest earned on cash and investments held in the Trust Account and $5,512 of bank interest income, partially offset by $757,380 of formation and operating costs. For the six months ended June 30, 2025, we had a net loss of $22,703, consisting of $22,733 of formation and operating costs partially offset by $30 of bank interest income. The increase in interest income in 2026 reflects the proceeds held in the Trust Account following the IPO, and the increase in operating costs primarily reflects public-company and proposed Business Combination costs.

Liquidity and Capital Resources

On October 23, 2025, we consummated the IPO of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously, we sold 252,500 Private Placement Units to the Sponsors and EBC at $10.00 per unit, generating gross proceeds of $2,525,000.

Upon closing of the IPO, $60,000,000 was placed in the Trust Account. We intend to use substantially all amounts held in the Trust Account, including interest not released for permitted purposes, to complete our initial Business Combination. Any remaining funds following a Business Combination may be used as working capital for the combined business.

As of June 30, 2026, we had $232,017 of cash and cash equivalents outside the Trust Account, $61,500,162 held in the Trust Account, current assets of $300,969 and current liabilities of $98,792, resulting in working capital of $202,177. Cash outside the Trust Account is expected to be used for transaction costs, public-company costs and other operating needs before completion of a Business Combination. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

For the six months ended June 30, 2026, net cash used in operating activities was $227,031.

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

Related Party Transactions

Please refer to Note 5 — Related Party Transactions to the unaudited consolidated financial statements.

Other Contractual Obligations

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement dated October 23, 2025 requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restriction.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 900,000 additional Units at the IPO price less underwriting discounts and commissions. The underwriters did not exercise the option and delivered an over-allotment termination letter dated October 27, 2025.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate, at the closing of the IPO.

Business Combination Marketing Agreement

We engaged EBC to provide advisory services in connection with our initial Business Combination. Upon consummation of a Business Combination, we will owe EBC a success fee equal to 3.5% of the gross proceeds of the IPO, consisting of $900,000 payable in cash and $1,200,000 payable, at our option, in a convertible note. We may also owe a finder’s fee equal to 1.0% of the consideration issued if the Business Combination is completed with a target introduced by EBC.

Administration Fee — Related Party

Calisa Holding LP may charge us an allocable share of overhead of up to $10,000 per month until completion of a Business Combination. We incurred $30,000 and $60,000 of such fees during the three and six months ended June 30, 2026, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ materially from those estimates. Our significant accounting policies are described in Note 2 to the unaudited consolidated financial statements.

Recent Accounting Standards

Management evaluates newly issued accounting standards on an ongoing basis to determine their potential impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), requiring public entities to disclose additional information about specified expense categories on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of adoption.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, they concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

On October 23, 2025, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share, $0.000075 par value, and one Right, each entitling the holder to receive one-tenth of one Ordinary Share upon completion of the Company’s initial Business Combination. The Units were sold at $10.00 per Unit, generating gross proceeds of $60,000,000. EBC acted as sole book-running manager. The securities were registered under the Securities Act on Form S-1 (File No. 333-280565), which was declared effective on October 20, 2025.

Simultaneously with the IPO, the Company completed a private placement of 252,500 Private Placement Units at $10.00 per unit, generating gross proceeds of $2,525,000. The Private Placement Units were purchased by the Sponsors and EBC and are identical to the Units sold in the IPO, subject to customary transfer restrictions. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

On October 23, 2025, $60,000,000 was deposited into the Trust Account established with Continental Stock Transfer & Trust Company as trustee in connection with the IPO.

Transaction costs amounted to $1,960,106, consisting of $1,200,000 of cash underwriting fees, and $760,106 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

For a description of the proceeds generated in the IPO, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
10.1	Form of Subscription Agreement (incorporated by reference to the Issuer’s Current Report on Form 8-K dated April 30, 2026)

10.2	Form of Registration Rights Agreement (incorporated by reference to the Issuer’s Current Report on Form 8-K dated April 30, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALISA ACQUISITION CORP

Dated: August 7, 2026	By.	/s/ Hongfei Zhang
Hongfei Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2026	By.	/s/ Jing Lu
Jing Lu
Chief Financial Officer
(Principal Financial and Accounting Officer)

